Form 10-Q
period 1996-06-30
ITI TECHNOLOGIES INC
filed 1996-08-07
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-24900


                             ITI Technologies, Inc.

             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1340453
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               2266 North Second Street, North St. Paul, MN 55109

                    (Address of principal executive offices)
                                   (Zip Code)


                                 (612) 777-2690

              (Registrant's telephone number, including area code)


                                 Not applicable

   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 24, 1996, there were 8,949,812 shares of common stock outstanding.



                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                                   INDEX

PART I      FINANCIAL INFORMATION                                         PAGE

            Item 1 --         Financial Statements                          3

            Item 2 --         Management's Discussion and Analysis          8
                              of Financial Condition and Results
                              of Operations

PART II     OTHER INFORMATION

            Item 5 --         Other Information                            11

            Item 6 --         Exhibits and Reports on Form 8-K             11

            Signatures                                                     12



                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE THREE             FOR THE SIX
                                                                   MONTHS ENDED              MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              ---------------------     ---------------------
                                                                 1995        1996         1995          1996
                                                                 ----        ----         ----          ----
                                                                    (UNAUDITED)              (UNAUDITED)
Net sales ................................................    $ 19,054     $ 23,319     $ 36,976     $ 45,428
Cost of goods sold .......................................      10,174       12,316       19,902       23,757
                                                              --------     --------     --------     --------
Gross profit .............................................       8,880       11,003       17,074       21,671
Operating expenses:
     Marketing, general and administrative ...............       3,275        3,549        6,506        6,955
     Research and development ............................       1,193        1,515        2,422        3,075
     Amortization of intangible assets ...................         228          228          456          456
                                                              --------     --------     --------     --------
Operating income .........................................       4,184        5,711        7,690       11,185
Other income (expense):
     Interest, net .......................................         (70)         190         (150)         320
     Other, net ..........................................           5          (17)           3           (4)
                                                              --------     --------     --------     --------
Income before income tax expense .........................       4,119        5,884        7,543       11,501
Income tax expense .......................................       1,524        2,215        2,816        4,293
                                                              --------     --------     --------     --------
Net income................................................    $  2,595     $  3,669     $  4,727     $  7,208
                                                              ========     ========     ========     ========
Primary earnings per share ...............................    $   0.29     $   0.39     $   0.52     $   0.76
                                                              ========     ========     ========     ========
Weighted average shares outstanding ......................       9,077        9,498        9,062        9,463
                                                              ========     ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.



                             ITI TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  December 31,  June 30,
                                                      1995        1996
                                                    --------    --------
ASSETS                                                         (Unaudited)

Current assets:
 Cash and cash equivalents                          $  9,937    $ 12,930
 Accounts receivable                                  13,344      14,552
 Inventories                                          14,477      17,466
 Deferred income taxes                                 1,839       1,839
 Other current assets                                  1,494       1,363
                                                    --------    --------
  Total current assets                                41,091      48,150

Property and equipment, net                            5,095       6,891
Excess of cost over net assets acquired               24,058      23,728
Other intangible assets                                9,833      10,228
                                                    --------    --------
  Total assets                                      $ 80,077    $ 88,997
                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $  4,099    $  3,394
 Accrued wages                                         1,026       1,285
 Income taxes payable                                   --         1,560
 Other accrued expenses                                1,100       1,519
                                                    --------    --------
  Total current liabilities                            6,225       7,758

Income taxes                                           3,761       3,761
                                                    --------    --------
  Total liabilities                                    9,986      11,519
                                                    --------    --------

Commitments
Stockholders' equity:
 Common stock ($.01 par value; authorized 15,000
 shares; issued and outstanding 8,915 shares
 at December 31, 1995 and 8,949 at June 30, 1996)         89          89
 Additional paid-in capital                           70,603      70,782
 Retained earnings (accumulated deficit)                (601)      6,607
                                                    --------    --------
  Total stockholders' equity                          70,091      77,478
                                                    --------    --------
  Total liabilities and stockholders' equity        $ 80,077    $ 88,997
                                                    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                      FOR THE SIX
                                                      MONTHS ENDED
                                                        JUNE 30,
                                                    1995        1996
                                                  --------    --------
OPERATING ACTIVITIES:
Net income                                        $  4,727    $  7,208
Adjustments to reconcile net income to cash
provided from operating activities:
  Amortization of intangible assets                    494         608
  Depreciation and amortization                        364         523
  Provision for bad debt expense                       150         100
  Deferred income taxes                                772        --
  Changes in operating assets and liabilities:
       Accounts receivable                            (810)     (1,308)
       Inventories                                  (3,105)     (2,989)
       Other current assets                         (1,156)        131
       Accounts payable                             (1,963)       (705)
       Income taxes payable                           --         1,560
       Accrued expenses                              1,280         678
                                                  --------    --------

Net cash provided from operating activities            753       5,806
                                                  --------    --------

INVESTING ACTIVITIES:
Additions to property and equipment                 (1,279)     (2,319)
Additions to other intangible assets                  --          (673)
                                                  --------    --------
Net cash used by investing activities               (1,279)     (2,992)
                                                  --------    --------

FINANCING ACTIVITIES:
Payments of revolving credit agreement              (1,000)       --
Proceeds from issuance  of common stock              7,106        --
Proceeds from exercise  of common stock options       --           179
                                                  --------    --------

Net cash provided by financing activities            6,106         179
                                                  --------    --------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                               5,580       2,993

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               227       9,937
                                                  --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                $  5,807    $ 12,930
                                                  ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1995 were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.       Other Financial Statement Data (in thousands):

                                              December 31,  June 30,
                                                 1995        1996
                                              --------    --------
                                                          (Unaudited)
Accounts receivable:
  Accounts receivable                         $ 14,144    $ 15,452
  Allowance for doubtful accounts                 (800)       (900)
                                              --------    --------
       Total                                  $ 13,344    $ 14,552
                                              ========    ========
Inventories:
  Raw materials                               $  7,072    $  8,202
  Allowance for obsolescence                    (1,300)     (1,443)
                                              --------    --------
                                                 5,772       6,759
  Work-in-process                                4,065       4,588
  Finished goods                                 4,640       6,119
                                              --------    --------
       Total                                  $ 14,477    $ 17,466
                                              ========    ========

Property and equipment, net:
  Machinery and equipment                     $  5,685    $  7,328
  Furniture and fixtures                         2,012       2,425
  Leasehold improvements                           433         664
                                              --------    --------
                                                 8,130      10,417
  Accumulated depreciation and amortization     (3,035)     (3,526)
                                              --------    --------
       Total                                  $  5,095    $  6,891
                                              =========   =========
Other intangible assets:
  Trademarks and trade names                   $ 10,079    $ 10,079
  Technology and patents                            367       1,019
  All other                                         669         577
                                               --------    --------
                                                 11,115      11,675
  Accumulated amortization                       (1,282)     (1,447)
                                               --------    --------
      Total                                    $  9,833    $ 10,228
                                               ========    ========

Other accrued expenses:
  Warranty                                     $    400    $    400
  Professional fees                                 495         469
  All other                                         205         650
                                               --------    --------
      Total                                    $  1,100    $  1,519
                                               ========    ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

NET SALES. Net sales increased by $4.3 million, or 22.4%, from $19.1 million for the three months ended June 30, 1995 to $23.3 million for the three months ended June 30, 1996. Net sales increased by $8.5 million, or 22.9%, from $36.9 million to $45.4 million for the six months ended June 30, 1996. The increase in net sales is primarily attributable to volume increases, as prices remained relatively stable over these periods. The $4.3 million increase in sales volume for the second quarter is primarily attributable to increases in net sales to the Company's ten largest customers.

GROSS PROFIT. Gross profit increased from $8.9 million for the second quarter of 1995 to $11.0 million for the second quarter of 1996 and increased as a percentage of net sales from 46.6% to 47.2%. Gross profit increased from $17.1 million for the first six months of 1995 to $21.7 million for the first six months of 1996 and increased as a percentage of net sales from 46.2% to 47.7%. These increases were primarily due to cost reduction programs as well as "volume related" efficiencies in all phases of the manufacturing process. Gross margin for the second quarter of 1996 was unfavorably impacted by the shipment of demonstration systems for the ADT/Radio Shack Residential Security Program with little associated revenue.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $3.3 million for the second quarter of 1995 to $3.5 million for the second quarter of 1996, and increased from $6.5 million for the first six months of 1995 to $7.0 million for the first six months of 1996. The dollar increases for both periods are primarily due to increased employment costs. As a percentage of net sales, marketing, general and administrative expenses for the quarter decreased from 17.2% in 1995 to 15.2% in 1996 and from 17.6% in 1995 to 15.3% in 1996 for the first six months of the year, as fixed expenses were spread over the increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $1.2 million for the second quarter of 1995 to $1.5 million for the second quarter of 1996, and increased from $2.4 million for the first six months of 1995 to $3.1 million for the first six months of 1996. The increases are primarily due to the Company's continued emphasis on research and new product development.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $228,000 for the second quarter of both 1995 and 1996, and $456,000 for the first six months of both 1995 and 1996. This charge represents the amortization of the excess of cost over net assets acquired and trademarks and trade names recorded at the time of the acquisition of Interactive Technologies, Inc. by the Company on May 11, 1992 (the "Acquisition"). Amortization of all other intangible assets is included in cost of goods sold or operating expenses.

NET INTEREST INCOME (EXPENSE). Net interest income or expense improved from $70,000 net interest expense for the second quarter of 1995 to $190,000 net interest income for the second quarter of 1996. During the first six months of 1995, net interest expense totaled $150,000 compared to net interest income of $320,000 for the first six months of 1996. The reduction of interest expense is due to the payment in full of the Company's revolving credit facility in 1995. Interest income is the result of investing unused cash in high quality short term investments.

INCOME TAX EXPENSE. Income tax expense increased from $1.5 million for the second quarter of 1995 to $2.2 million for the second quarter of 1996, and from $2.8 million for the first six months of 1995 to $4.3 million for the first six months of 1996. The Company's effective tax rates for these periods vary from the federal statutory rate primarily due to state income taxes and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

Since the Acquisition in May 1992, the Company has funded its operations primarily with cash from operations and, prior to the Company's initial public offering, from the Company's revolving credit facility. The Company generated net cash from operating activities of $5.8 million for the first six months of 1996. Net cash from operating activities resulted primarily from $7.2 million of net income and $1.1 million of depreciation and amortization charges. This amount was partially offset by $2.6 million of net cash used by changes in operating assets and liabilities, primarily due to an increase in accounts receivable and inventories in support of the Company's revenue growth.

For the first six months of 1996, net cash invested in purchases of property and equipment was $2.3 million. For the year ended December 31, 1996, the Company expects that purchases of property and equipment will be approximately $3.5 million.

For the first six months of 1996, the Company incurred $637,000 of costs in its action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc. Costs of this action are being capitalized as a patent asset associated with the related technology.

For the first six months of 1996, net cash provided by financing activities was $179,000 resulting from the exercise of common stock options.

A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate. In addition, the Company periodically assesses the recoverability of intangible assets based on undiscounted cash flows.

The Company has an unsecured $15.0 million bank revolving credit facility which provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. No amounts were outstanding under this facility at December 31, 1995 and June 30, 1996. At June 30, 1996, the Company was in compliance with all financial covenants. This facility expires December 31, 1997.

The Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1996.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

The Company believes that inflation and foreign currency have not had a significant effect on its operations.


                           PART II - OTHER INFORMATION

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.


(a)      The following exhibit is filed as part of this Quarterly Report on Form
         10-Q:

         11.      Statement re computation of per share earnings.

         27.      Financial data schedule.

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996 or during the period from June 30, 1996 to the date of this Quarterly Report on Form 10-Q.


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 2, 1996         ITI TECHNOLOGIES, INC.



                                        By  /s/ Jack A. Reichert
                                            ------------------------------
                                                Jack A. Reichert
                                                Vice President of Finance
                                                (Chief Accounting Officer)