Form 10-Q
period 1996-09-30
ITI TECHNOLOGIES INC
filed 1996-11-06
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

         As of October 15, 1996, there were 9,033,162 shares of common stock outstanding.



                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996


                                                    INDEX                PAGE

PART I --     FINANCIAL INFORMATION

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




                                                      PART I
                                               FINANCIAL INFORMATION

Item 1.       Financial Statements


                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              FOR THE THREE           FOR THE NINE
                                               MONTHS ENDED           MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------   --------------------
                                               1995       1996       1995        1996
                                             --------   --------   --------    --------
                                                 (UNAUDITED)           (UNAUDITED)
Net sales ................................   $ 20,698   $ 24,441   $ 57,674    $ 69,869
Cost of goods sold .......................     10,908     12,525     30,810      36,282
                                             --------   --------   --------    --------
Gross profit .............................      9,790     11,916     26,864      33,587
Operating expenses:
     Marketing, general and administrative      3,277      4,065      9,783      11,020
     Research and development ............      1,298      1,574      3,720       4,649
     Amortization of intangible assets ...        228        228        684         684
                                             --------   --------   --------    --------
Operating income .........................      4,987      6,049     12,677      17,234
Other income (expense):
     Interest, net .......................         56        215        (94)        535
     Other, net ..........................          5          6          8           2
                                             --------   --------   --------    --------
Income before income tax expense .........      5,048      6,270     12,591      17,771

Income tax expense .......................      1,893      2,336      4,709       6,629
                                             --------   --------   --------    --------
Net income ...............................   $  3,155   $  3,934   $  7,882    $ 11,142
                                             ========   ========   ========    ========
Primary earnings per share ...............   $   0.34   $   0.41   $   0.86    $   1.17
                                             ========   ========   ========    ========
Weighted average shares outstanding ......      9,387      9,604      9,170       9,510
                                             ========   ========   ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       DECEMBER 31,  SEPTEMBER 31,
                                                          1995          1996
                                                        --------      --------
ASSETS:                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents .........................   $  9,937       $ 17,617
  Accounts receivable ...............................     13,344         14,271
  Inventories .......................................     14,477         18,312
  Deferred income taxes .............................      1,839          1,839
  Other current assets ..............................      1,494          1,179
                                                        --------       --------
    Total current assets ............................     41,091         53,218

Property and equipment, net .........................      5,095          7,266
Excess of cost over net assets acquired .............     24,058         23,563
Other intangible assets .............................      9,833         10,471
                                                        --------       --------
    Total assets ....................................   $ 80,077       $ 94,518
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................   $  4,099       $  3,987
  Accrued wages .....................................      1,026          2,084
  Income taxes payable ..............................       --            1,537
  Other accrued expenses ............................      1,100          1,344
                                                        --------       --------
    Total current liabilities .......................      6,225          8,952

Income taxes ........................................      3,761          3,761
                                                        --------       --------
    Total liabilities ...............................      9,986         12,713
                                                        --------       --------

Commitments
Stockholders' equity:
  Common stock ($.01 par value; authorized 15,000
  shares; issued and outstanding 8,915 shares
  at December 31, 1995 and 9,032 at Sept. 30, 1996) .         89             90
  Additional paid-in capital ........................     70,603         71,174
  Retained earnings (accumulated deficit) ...........       (601)        10,541
                                                        --------       --------
    Total stockholders' equity ......................     70,091         81,805
                                                        --------       --------
    Total liabilities and stockholders' equity ......   $ 80,077       $ 94,518
                                                        ========       ========



The accompanying notes are an integral part of the consolidated financial statements.



                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         FOR THE NINE
                                                         MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1995          1996
                                                    --------      --------
OPERATING ACTIVITIES:
Net income ....................................     $  7,882      $ 11,142
Adjustments to reconcile net income to cash
provided from operating activities:
  Amortization of intangible assets ...........          743           855
  Depreciation and amortization ...............          563           834
  Provision for bad debt expense ..............          254           100
  Deferred income taxes .......................          772          --
  Changes in operating assets and liabilities:
   Accounts receivable ........................       (2,607)       (1,027)
   Inventories ................................       (1,082)       (3,835)
   Other current assets .......................         (922)          315
   Accounts payable ...........................       (1,604)         (112)
   Income taxes payable .......................         --           1,537
   Accrued expenses ...........................          549         1,302
                                                    --------      --------

Net cash provided from operating activities ...        4,548        11,111
                                                    --------      --------

INVESTING ACTIVITIES:
Additions to property and equipment ...........       (1,689)       (3,005)
Additions to other intangible assets ..........         --            (998)
                                                    --------      --------
Net cash used by investing activities .........       (1,689)       (4,003)
                                                    --------      --------

FINANCING ACTIVITIES:
Payments of revolving credit agreement ........       (4,500)         --
 Proceeds from issuance of common stock .......        8,744          --
 Proceeds from exercise of common stock options         --             572
                                                    --------      --------

Net cash provided from financing activities ...        4,244           572
                                                    --------      --------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ........................        7,103         7,680

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ......................          227         9,937
                                                    --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ............................     $  7,330      $ 17,617
                                                    ========      ========


The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1995 were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. At December 31, 1995, and continuing into 1996, the Company had an unsecured $15.0 million bank revolving credit facility which provided for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate and required a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. During the third quarter, in consideration of its cash position, the Company voluntarily decided to terminate this facility. No amounts were outstanding under this facility at December 31, 1995, or at any time during 1996.

4.       Other Financial Statement Data (in thousands):


                                               December 31,  September 30,
                                                   1995          1996
                                                 --------      --------
                                                               (Unaudited)
Accounts receivable:
   Accounts receivable .....................     $ 14,144      $ 15,171
   Allowance for doubtful accounts .........         (800)         (900)
                                                 --------      --------
      Total ................................     $ 13,344      $ 14,271
                                                 ========      ========
Inventories:
   Raw materials ...........................     $  7,072      $  8,274
   Allowance for obsolescence ..............       (1,300)       (1,300)
                                                 --------      --------
                                                    5,772         6,974
   Work-in-process .........................        4,065         4,836
   Finished goods ..........................        4,640         6,502
                                                 --------      --------
      Total ................................     $ 14,477      $ 18,312
                                                 ========      ========

Property and equipment, net:
   Machinery and equipment .................     $  5,685      $  7,760
   Furniture and fixtures ..................        2,012         2,654
   Leasehold improvements ..................          433           666
                                                 --------      --------
                                                    8,130        11,080
   Accumulated depreciation and amortization       (3,035)       (3,814)
                                                 --------      --------
      Total ................................     $  5,095      $  7,266
                                                 ========      ========

Other intangible assets:
   Trademarks and trade names ..............     $ 10,079      $ 10,079
   Technology and patents ..................          367         1,343
   All other ...............................          669           579
                                                 --------      --------
                                                   11,115        12,001
   Accumulated amortization ................       (1,282)       (1,530)
                                                 --------      --------
      Total ................................     $  9,833      $ 10,471
                                                 ========      ========

Other accrued expenses:
   Warranty ................................     $    400      $    400
   Professional fees .......................          495           472
   All other ...............................          205           472
                                                 --------      --------
      Total ................................     $  1,100      $  1,344
                                                 ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

         NET SALES. Net sales increased by $3.7 million, or 18.1%, from $20.7 million for the three months ended September 30, 1995 to $24.4 million for the three months ended September 30, 1996. Net sales increased by $12.2 million, or 21.1%, from $57.7 million for the first nine months of 1995 to $69.9 million for the nine months ended September 30, 1996. The increase in net sales is primarily attributable to volume increases, as prices remained relatively stable over these periods. The $3.7 million increase in sales volume for the third quarter is primarily attributable to increases in net sales to the Company's ten largest customers.

         GROSS PROFIT. Gross profit increased from $9.8 million for the third quarter of 1995 to $11.9 million for the third quarter of 1996 and increased as a percentage of net sales from 47.3% to 48.8%. Gross profit increased from $26.9 million for the first nine months of 1995 to $33.6 million for the first nine months of 1996 and increased as a percentage of net sales from 46.6% to 48.1%. These increases were primarily due to cost reduction programs as well as volume-related efficiencies in all phases of the manufacturing process.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $3.3 million for the third quarter of 1995 to $4.1 million for the third quarter of 1996, and increased from $9.8 million for the first nine months of 1995 to $11.0 million for the first nine months of 1996. The dollar increases for both periods are primarily due to increased employment costs. As a percentage of net sales, marketing, general and administrative expenses for the quarter increased from 15.8% in 1995 to 16.6% in 1996 due to increased employment costs and costs associated with introducing several new products during the quarter. As a percentage of net sales, these expenses have decreased from 17.0% in 1995 to 15.8% in 1996 for the first nine months of the year, as fixed expenses were spread over the increased sales volume.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $1.3 million for the third quarter of 1995 to $1.6 million for the third quarter of 1996, and increased from $3.7 million for the first nine months of 1995 to $4.6 million for the first nine months of 1996. The increases are primarily due to the Company's continued emphasis on research and new product development. New products introduced in the third quarter include the high-end Ultragard control panel and the long life door/window sensor.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $228,000 for the third quarter of both 1995 and 1996, and $684,000 for the first nine months of both 1995 and 1996.

         NET INTEREST INCOME (EXPENSE). Net interest income improved from $56,000 for the third quarter of 1995 to $215,000 for the third quarter of 1996. During the first nine months of 1995, net interest expense totaled $94,000 compared to net interest income of $535,000 for the first nine months of 1996. The reduction of interest expense is due to the payment in full of the Company's then existing revolving credit facility in 1995. Interest income is the result of investing unused cash in high quality short-term investments.

         INCOME TAX EXPENSE. Income tax expense increased from $1.9 million for the third quarter of 1995 to $2.3 million for the third quarter of 1996, and from $4.7 million for the first nine months of 1995 to $6.6 million for the first nine months of 1996. The Company's effective tax rates for these periods vary from the federal statutory rate primarily due to state income taxes and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's initial public offering in November 1994, the Company has funded its operations primarily with cash from operations. For the first nine months of 1996, the Company generated net cash from operating activities of $11.1 million. Net cash from operating activities resulted primarily from $11.1 million of net income and $1.7 million of depreciation and amortization charges. This amount was offset by $1.8 million of net cash used by changes in operating assets and liabilities, in support of the Company's revenue growth.

         For the first nine months of 1996, net cash invested in purchases of property and equipment was $3.0 million. For the year ended December 31, 1996, the Company expects that purchases of property and equipment will be approximately $3.5 million.

         For the first nine months of 1996, the Company incurred $932,000 of costs in its action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc. Costs of this action are being capitalized as a patent asset associated with the related technology.

         For the first nine months of 1996, net cash provided by financing activities of $572,000 resulted from the exercise of employee stock options.

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

         During the third quarter, in consideration of its cash position, the Company voluntarily decided to terminate its unsecured $15.0 million bank revolving credit facility which required a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. No amounts were outstanding under this facility at December 31, 1995 or at any time during 1996.

         The Company believes that cash flows from operations and current funds held will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1996.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

         The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.


                           PART II - OTHER INFORMATION

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

              11.          Statement re computation of per share earnings.

              27.          Financial data schedule.

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996 or during the period from September 30, 1996 to the date of this Quarterly Report on Form 10-Q.


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 5, 1996                   ITI TECHNOLOGIES, INC.



                                           By    /s/ Jack A. Reichert
                                                  Jack A. Reichert
                                                  Vice President of Finance
                                                  (Chief Accounting Officer)