Form 10-K
period 1996-12-31
ITI TECHNOLOGIES INC
filed 1997-03-20
CIK 930542

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.
                        COMMISSION FILE NUMBER 0-24900


                            ITI TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                            06-1340453
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

              2266 NORTH SECOND STREET                     55109
             NORTH ST. PAUL, MINNESOTA                  (Zip Code)
      (Address of principal executive offices)

                                 (612) 777-2690
              (Registrant's telephone number, including area code)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                               (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing sale price of $16.625 per share as reported on The Nasdaq National Market on February 17, 1997: $107,938,644.

Number of shares of Common Stock outstanding as of February 17, 1997: 8,414,062.

                     DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of Registrant's Proxy Statement are
                    incorporated by reference into Part III.

                            ITI TECHNOLOGIES, INC.
                          Annual Report on Form 10-K
                     for the year ended December 31, 1996

                                    INDEX

                                                                                    PAGE
Documents Incorporated by Reference                                                    3

Cross Reference Sheet                                                                  4


PART I

Item 1.      Business                                                                  5

Item 2.      Properties                                                               12

Item 3.      Legal Proceedings                                                        12

Item 4.      Submission of Matters to a Vote of Security Holders                      12


PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters    13

Item 6.      Selected Consolidated Financial Data                                     14

Item 7.      Management's Discussion and Analysis of Financial Condition and          16
             Results of Operations

Item 8.      Financial Statements and Supplementary Data                              19

Item 9.      Changes in and Disagreements with Accountants on Accounting and          19
             Financial Disclosure


PART III

Item 10 through Item 12. See "Documents Incorporated by Reference" (Page 3)          19

Item 13.     Certain Relationships and Related Transactions                          19


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K         19

Index to Consolidated Financial Statements                                           F-1

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

        PARTS OF ANNUAL REPORT ON FORM 10-K                  DOCUMENTS INCORPORATED BY REFERENCE
PART III

 Item 10. Directors and Executive Officers of the   Reference is made to the Registrant's definitive
          Registrant.                               proxy statement, which will be filed with the
                                                    Securities and Exchange Commission ("Commission")
                                                    within 120 days after December 31, 1996 ("Proxy
                                                    Statement").

 Item 11. Executive Compensation.                   Reference is made to the Registrant's Proxy
                                                    Statement.

 Item 12. Security Ownership of Certain             Reference is made to the Registrant's Proxy
          Beneficial Owners and Management.         Statement.

          (The remainder of this page was intentionally left blank.)

                            CROSS REFERENCE SHEET
                          BETWEEN ITEMS IN PART III
                               OF FORM 10-K AND
                               PROXY STATEMENT
        PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                     ITEM NUMBER AND CAPTION                        SUBJECT HEADINGS IN PROXY STATEMENT
Item 10. Directors and Executive Officers of the Registrant.      Election of Directors

Item 11. Executive Compensation.                                  Election of Directors

Item 12. Security Ownership of Certain Beneficial Owners and      Principal Stockholders
         Management.

          (The remainder of this page was intentionally left blank.)

                                    PART I

ITEM 1. BUSINESS

GENERAL

ITI Technologies, Inc. and its wholly-owned subsidiaries (the "Company" or "ITI") design, manufacture and market supervised wireless security systems and access control systems. The Company also has an ongoing product development program that focuses its efforts on developing new and improved security systems at lower costs and on utilizing its technology base to develop products for related markets. The Company's products are sold by a direct sales force to independent dealers located throughout the United States and Canada and on a private label basis to large security system installation companies.


The Company's wholly-owned subsidiary, Interactive Technologies, Inc. (the "Predecessor"), was incorporated in January 1980 under the laws of the State of Minnesota. In January 1985, the Predecessor incorporated a foreign international sales corporation, ITI International, Inc., as a wholly-owned subsidiary under the laws of The United States Virgin Islands. ITI Technologies, Inc. was incorporated in February 1992 under the laws of the State of Delaware for the purpose of acquiring the Predecessor. On May 11, 1992, the Company acquired the Predecessor from a United States holding company controlled by ADIA S.A. of Switzerland and certain members of the Predecessor's management (the "Acquisition"). In November 1994, the Company completed a public offering of 1,900,000 newly issued shares of common stock at $16.00 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. In May 1995, in a subsequent offering, selling shareholders sold 3,225,000 shares and the Company sold 225,000 shares at $24.00 per share. The Company used the net proceeds from these offerings to retire debt that had been incurred at the time of the Acquisition. In April 1996, the Predecessor incorporated ITI Finance Corporation as a wholly-owned subsidiary under the laws of the State of Minnesota for the purpose of providing financing to the Company's independent dealer base. In August 1996, the Predecessor incorporated Interactive Care, Inc. as a wholly-owned subsidiary under the laws of the State of Minnesota to market and distribute the Company's personal emergency response products. Unless the context requires otherwise, the terms "Company" and "ITI" each shall refer to ITI Technologies, Inc. and its wholly-owned subsidiaries, the Predecessor, ITI International, Inc., Interactive Care, Inc. and ITI Finance Corporation.

As reported by the Company in a November 15, 1996, press release and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1996, ITI received a letter on November 14, 1996, from ADT Security Systems, Inc. ("ADT") stating that ITI is currently not included in ADT's "future strategic product planning" and that ITI should "anticipate a reduction in purchase orders from ADT during the first quarter of 1997 . . . ." ADT has been ITI's largest single customer and accounted for over 41% of ITI's revenue in 1996. Although ADT initially indicated that ITI should anticipate a significant decrease in product orders in the first quarter of 1997, ADT subsequently indicated that a transition to an alternative product source could not be completed until September 1997. In January 1997, ITI received purchase orders from ADT for approximately $20.3 million of wireless security products to be delivered during 1997.

On November 22, 1996, the Company's Board of Directors authorized the repurchase of up to 900,000 shares of ITI common stock on the open market, depending upon market conditions and other factors. Pursuant to this authority, ITI repurchased 621,500 shares of its common stock with a value of $7.7 million on the open market during December 1996. The Board of Directors also adopted certain protections from hostile takeover actions against ITI by declaring a dividend of common stock purchase rights to stockholders of record on December 9, 1996. Such rights were issued pursuant to a Stockholder Rights Plan (the "Rights Plan") of a type commonly referred to as a "poison pill." The Rights Plan is designed to insure that all ITI stockholders will receive fair treatment in the event of any hostile, unsolicited offer to acquire or take control of ITI. While the Rights Plan is not intended to prevent any takeover of ITI, it should, however, deter any attempt to acquire ITI in a manner or on terms not approved by the Board.


INDUSTRY OVERVIEW

There are two primary types of security systems: (i) hardwire systems, consisting of a control panel and sensors that communicate through wires, and
(ii) wireless systems, which utilize sensors that communicate with a central control panel using radio signals. Although wireless systems have existed for over 25 years, it has only been since ITI's introduction in 1983 of the first supervised wireless security system that any significant market has developed for such systems. The Company believes that several factors contribute to a favorable outlook for growth in the wireless security system market, including increasing use of wireless security systems, increasing violent crime rates, increased concern about crime, low penetration of security systems in United States households, improved technology and lower cost systems, and the availability of insurance discounts to homeowners who purchase security systems.

ITI SUPERVISED WIRELESS SECURITY SYSTEMS

A typical ITI wireless security system consists of four basic components: (i) a central control panel which coordinates and controls all security and home automation system functions and automatically reports emergency conditions and service information to a remote central monitoring facility; (ii) touchpads which enable the user to arm, disarm and give other commands to the system, including panic buttons to alert the central monitoring facility to police, fire and medical emergencies; (iii) a wide variety of sensors that detect intrusion, fire and other environmental conditions and report them to the system's central control panel; and (iv) sirens designed to frighten away an intruder and which alert the user to the particular alarm condition by audible signal or digitized voice while the control panel is reporting the condition to the central monitoring station. All of these devices are located in the protected home or business.

ITI's systems are very flexible and can be programmed by the end-user to offer varying degrees of security, depending on the end-user's protection desires. The systems have the ability in all security levels to detect fire and other environmental conditions and to respond to manual activation for police, fire and medical emergencies.

ITI offers a number of security systems to meet a variety of price points and customer performance requirements, including:

    ULTRAGARD SYSTEM. ITI's UltraGard system was introduced in the second half of 1996 to address a gap in ITI's high-end product offerings. The UltraGard system features a 76-zone panel which operates on 12 volts (as opposed to the other products in ITI's line, which operate on 6 volts). This high performance system is well suited for commercial applications as well as the largest residential applications.

    CARETAKER PLUS SYSTEM. ITI's first generation CareTaker wireless system, introduced in 1988, was the first security system on the market to incorporate digitized voice technology and to provide the end-user with the ability to control the system by using an on- or off-site touch-tone telephone. The features of the CareTaker Plus system include system remote service and diagnostic capabilities, ITI's patented Learn Mode technology, and the ability to accommodate both wireless and hardwire sensors. The CareTaker Plus system also can be used to monitor and control environmental conditions, such as adjusting the thermostat to control heating or air conditioning or turning lights on and off. This system has the capability to individually recognize up to 40 sensors and can be used with ITI's entire line of sirens, sensors, touchpads and other accessories. The CareTaker Plus system is suitable for use in both residential and commercial environments.


    COMMANDER 2000 SYSTEM. ITI's Commander 2000 system was introduced in the first half of 1994 to succeed the RF Commander system, which was first introduced in 1990. The Commander 2000 system is an entry level wireless security system designed for use in smaller businesses, homes and apartments and has many of the advanced features found in more expensive systems. The Commander 2000 system has the capability to individually recognize up to 16 wireless sensors and can be used with substantially all of ITI's accessories.

    SIMON. ITI will introduce in 1997 a new entry-level wireless security system to be marketed under the Simon trademark, which is aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs or where security equipment is either given away or installed at a loss in an effort to obtain a long-term monitoring contract. The Simon system has the capability to individually recognize up to 17 wireless sensors. Simon can be used with substantially all of ITI's existing sensors and can be used with ITI's new line of lower cost sensors based upon Surface Acoustic Wave, or SAW, radio technology, which will also be introduced in 1997.

    CUSTOMIZED AND PRIVATE LABEL SYSTEMS. ITI has established relationships with large security companies to develop and manufacture customized, private label security systems. In developing these systems, the Company may modify its existing systems by adding customized control panel software and component packaging as requested by the customer.


SYSTEM FEATURES AND COMPONENTS

ITI's security systems incorporate several innovative and advanced features and components which increase product performance, reliability and marketability:

    SUPERIOR SUPERVISED RADIO TECHNOLOGY. The Company believes its wireless security systems incorporate the most advanced radio technology currently available in supervised wireless systems. Each wireless sensor in an ITI system reports to the central control panel as a unique zone, enabling the central monitoring station personnel to identify and communicate to police or firefighters the exact location and nature of an emergency. If the control panel does not receive scheduled signals from a sensor, it reports the identity of the particular sensor to the central monitoring station and the end-user. This feature also allows service personnel to quickly find a malfunctioning sensor. Through the use of crystal-controlled radio transmitters and receivers, coupled with its patented Learn Mode and signaling protocol technologies, ITI has virtually eliminated the effects of interference and greatly increased the range of its systems within the limitations imposed by the FCC. This supervised radio technology enhances the reliability and performance of ITI's wireless systems and allows them to be used in larger premises, including many commercial facilities, where their use once was not feasible.


    LEARN MODE TECHNOLOGY. ITI's patented Learn Mode technology enables control panels to automatically "learn" the identity and type of each factory-programmed sensor in its system when the system is installed. The Learn Mode technology is attractive to ITI's customers because each sensor is manufactured with a unique programmed identity. This learn mode process reduces the time and cost of installing sensors and programming the systems and allows the installation of large numbers of security systems in densely populated areas without interference with neighboring systems.

    TOUCH-TONE TELEPHONE INTERFACE. ITI was the first to introduce the use of on- or off-site touch-tone telephones as touchpads to control security systems. When used with ITI's CareTaker Plus or UltraGard systems, touch-tone telephones have all the system control capabilities of the touchpads manufactured by ITI. These systems contribute to end-user convenience by enabling the end-user to control the system from on- or off-premises by using touch-tone telephones.

    DIGITIZED VOICE TECHNOLOGY. ITI enhanced the "user-friendliness" and convenience of its systems by incorporating digitized voice technology. The UltraGard, CareTaker Plus, Commander 2000 and Simon security systems can "talk" to the end-user on-site with digitized voice, and the CareTaker Plus and UltraGard systems also "talk" over on- or off-site touch-tone telephones. Incorporating digitized voice technology allows the end-user to confirm commands, such as the level of protection or a disarming signal, or to receive a status report of protection levels and environmental conditions, such as the temperature inside the end-user's house. In response to various foreign sales opportunities, ITI has incorporated digitized voice response capabilities in several foreign languages into its systems.

    BREADTH OF SENSOR LINE. ITI believes it offers the widest variety of wireless sensors currently available in the security system market. ITI's sensors, which can be used with all of ITI's security systems, include motion detectors; different types of intrusion sensors activated by sound, shock, or shattering glass; photoelectric smoke sensors; "rate-of-rise" fire sensors with a special thermostat activated by an unusually rapid temperature increase; pocket-sized emergency transmitters; and environmental sensors to detect such conditions as furnace failure. ITI's sensors also are the smallest available in any supervised wireless security system. The Company believes that its wide variety of sensors and their compact size offer it a significant competitive advantage. Most of ITI's sensors have long-life lithium batteries, thus increasing system reliability and convenience. ITI's current sensor line utilizes crystal-controlled radio transmitters. ITI will introduce in 1997 a new lower cost sensor line based on SAW radio technology, which will be used in connection with the Simon system. ITI will also introduce in 1997 its Quik Bridge family of wireless receivers, which will allow the ITI wireless sensor line to be used in connection with hardwire security panels manufactured by other security companies. See "Other Products -- The Quik Bridge Family" below.

    INTERACTIVE CAPABILITIES. ITI's wireless systems and the central monitoring facility personnel can communicate over telephone lines using ITI's CS-4000 central station receiver. This interactive capability allows a technician to remotely perform certain kinds of service and programming on ITI's systems without leaving the central monitoring facility, avoiding delay and expensive on-site service calls.

    HOME MANAGEMENT CAPABILITIES. ITI's energy management module, which is available with the CareTaker Plus and Ultragard systems, enables an end-user to adjust a thermostat using either a touchpad or an on- or off-site touch-tone telephone which can result in reduced energy costs to the end-user. ITI's CareTaker Plus, Ultragard, Commander 2000 and Simon systems also can be used to control lights through the use of touchpads. ITI has developed a power line signaling technology that allows its system control panels to activate sirens and light modules over the household electrical system. Sirens and lights thus can be installed and controlled virtually anywhere in the premises where there is an electrical outlet.

    ALARM VERIFICATION. False alarms represent a troublesome issue for the security industry. In 1993, ITI introduced its Interrogator alarm verification module to address the false alarm issue. The Interrogator gives ITI's systems two-way voice capabilities through sensitive microphones and talk-back speakers that are placed strategically throughout a home or business. After an alarm has occurred and been reported to the central station, the Interrogator will allow the central station operator to either "listen in" or, if desired, "talk back" to the subject home or business. This built-in communicator helps enable the central station operator to verify alarms before dispatching the police or fire department. The Interrogator can digitally record and play back 16 seconds of an alarm event with the simple addition of the optional recording module. This enables the central station operator to listen to a recording of the actual emergency event as it happened. The Interrogator and the optional recording module work with all of ITI's security systems and also can be sold separately for use with other manufacturers' security systems.


OTHER PRODUCTS

In addition to developing new features for existing products, ITI's innovative product development programs have produced products for related markets using its existing technologies:

    THE QUIK BRIDGE FAMILY. The Quik Bridge family is a group of wireless receivers equipped with interfaces that broaden the market opportunities for ITI Learn Mode sensors. ITI has introduced several Quik Bridge family members. The Quik Bridge Repeater extends the range of ITI sensors attached to ITI wireless receivers. The Quik Bridge Monobus Receiver supports adding ITI wireless sensors to Radionics hardwire panels. The Quik Bridge Loop Receiver supports adding ITI wireless sensors to any hardwire panel that supports a common loop ground and/or a relay unit connection. Future members of the Quik Bridge family will support adding ITI sensors to Access Control systems, and link home and office security environments.

    METER MINDER. The Meter Minder, introduced in September 1992, consists of a CareTaker Plus control panel with modified software which performs several functions for electric and gas utilities, including automatic meter reading, historical usage reporting, outage reporting, and remote power disconnect. ITI was selected to develop this product by the National Rural Electric Cooperative Association ("NRECA"), an industry trade association that includes approximately 950 electrical cooperatives providing service to 13 million households throughout the United States. The Meter Minder provides electric and gas utilities with a cost-effective means to collect a range of user data impossible to attain using conventional data collection techniques. Its software can be easily upgraded, allowing a radio receiver, touchpads, sensors, and sirens to be added at the utility customer's option to allow the Meter Minder to function as an automatic meter reader and a CareTaker Plus security system. The Meter Minder/CareTaker Plus system can then be monitored by the installing utility, providing the utility with ongoing monthly monitoring revenues. The Meter Minder originally was developed with a hardwire link between the utility meter and the Meter Minder control panel. ITI has recently developed a wireless link, which is being tested at several beta test sites.

    CS 4000 COMPUTERIZED CENTRAL STATION RECEIVER. ITI's CS 4000 Computerized Central Station Receivers can be used by the central monitoring service providers to receive and monitor information from homes and businesses protected with ITI's and certain other manufacturers' security systems. Monitoring station personnel transmit emergency messages to police, fire, medical or other authorities. With the use of ITI's Interrogator alarm verification module, central monitoring station personnel also can hear what is occurring on the protected premises to confirm an alarm and gather more information regarding the condition.

    ACCESS CONTROL SYSTEMS. ITI designs and manufactures access control systems for use in commercial facilities. While currently not a significant portion of the Company's sales volume, these systems complement ITI's security system product lines and can be sold through ITI's existing independent dealer network. Typically, an access control system requires a user to insert a card or other entry device into a reader, which then unlocks a door if the user is authorized to be in the area at that time.

    LIFEGARD. Recognizing the growing elderly population, ITI introduced in 1996 its LifeGard personal emergency response system. Like a security system, LifeGard maintains a communication link with a monitoring company, in order to provide the fastest possible response during an emergency. Two-way voice with the monitoring company is initiated either when the owner presses one of at least two panic buttons, or when the system doesn't detect activity in the home after a certain elapsed time. The LifeGard system includes a control panel mounted on a base with a built-in Interrogator and includes a water-resistant panic pendant.


PRODUCT DEVELOPMENT

In the years ended December 31, 1996, 1995, and 1994, the Company had gross research and development expenditures of $6.3 million, $5.2 million and $4.3 million, respectively. The Company was reimbursed by customers in 1994 for $211,000 for research and development expenditures. There were no customer reimbursements received in 1995 or 1996. ITI's current product development efforts are primarily devoted to continuing the enhancement and expansion of its product lines and technologies.


SALES AND MARKETING

ITI sells to its independent dealer network, large security companies and other private label customers, electric and gas utility companies and customers in international markets. See the applicable discussion under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


    SALES TO INDEPENDENT DEALER NETWORK. As of December 31, 1996, ITI had 32 sales people servicing and expanding its network of over 1,500 independent dealers. This group is supported by ITI's 49-person customer service organization. The Company uses its sales force and customer service personnel to implement sales strategies, monitor the performance and quality of its dealers, implement development programs, and provide "hotline" technical backup. Through its independent dealer network, ITI's products are sold extensively throughout the United States and Canada. ITI's dealer sales and support programs include sales aids (such as sales literature and demo kits), marketing literature, and instructional videos for both dealers and end-users. In addition, ITI provides its dealers with a wide variety of training programs and materials, including technical, sales, marketing and business management programs and a number of marketing newsletters. ITI recognizes its top dealers with an incentive program which includes an annual trip to the Company's national dealer sales meeting, which also reinforces the ties between ITI and its key dealers. The Company believes its dealer program gives it a competitive advantage and engenders dealer loyalty. The Company's Security Pro program enhances its independent dealer network. Dealers participating in this program are provided special marketing and sales literature and, from time-to-time, special product offerings.

    SALES TO LARGE SECURITY COMPANIES AND OTHER PRIVATE LABEL ARRANGEMENTS. ITI designs and manufactures customized and private label systems for companies which sell the systems on a national and regional basis. These customers offer the potential for substantial sales volume, provide extensive geographic coverage, and, in many cases, offer the ability to sell ITI's products under nationally recognized brand names. Members of ITI's senior management team are involved in initiating and maintaining the Company's relationships with its private label customers.

    SALES TO ELECTRIC AND GAS UTILITIES. Electric and gas utilities provide ITI with an additional distribution channel and the opportunity to develop related applications of its technologies. These utilities are increasingly seeking to enter unregulated industries, including the security systems industry, to increase their profits. This industry offers electric and gas utilities a logical complement to their businesses, as many already have the infrastructure in place to sell, install and repair security and home automation systems and provide monthly monitoring services. Several utility organizations have worked with ITI to develop products to sell to their customers, including NRECA. Over 60 electric and other utilities are now purchasing ITI's products. ITI has two sales representatives who sell to utilities with support from ITI's field sales force.

    INTERNATIONAL SALES. Export sales, primarily to Canada, accounted for 8.7%, 9.8% and 12.4% of net sales for 1996, 1995 and 1994, respectively (see the Consolidated Financial Statements and Notes thereto). The Company believes that international markets offer it an important opportunity for sales growth. ITI currently sells its products in over 30 foreign countries through distributors and dealers. In response to various foreign sales opportunities, ITI has incorporated digitized voice response capabilities in several foreign languages and intends to expand its product development and marketing efforts to increase its international sales. The Company currently is designing its next generation of security systems to satisfy the power, telephone, radio and other regulatory standards necessary to sell the systems in the European Community.


COMPETITION

The security systems industry is highly competitive, with a large number of manufacturers providing a wide range of products, from simple sensor components to advanced and complete systems. Competition is based primarily on product reliability, the incorporation of advanced technological features, ease of installation, sales support, and price. ITI's competitors in the supervised wireless security system industry include Ademco Security Group (a division of Pittway Corporation), Linear Corp. (a subsidiary of Nortek, Inc.) and several smaller manufacturers. ITI also competes with numerous manufacturers of hardwire security systems, including Ademco Security Group, Napco Security Systems, Inc., Detection Systems, Inc., Digital Security Controls Ltd., C&K Components, Silent Knight Security Systems (an affiliate of Cargill Corporation), Aritech Corp. (a subsidiary of Sentrol, Inc.) and Radionics, Inc. (a subsidiary of Detection Systems, Inc.). Furthermore, the Company may encounter additional competition from future industry entrants. Some of these manufacturers have, and new competitors may have, substantially greater financial and other resources than ITI. While the Company believes that ITI's product development program, innovative and attractive product features, technology and engineering expertise, and established independent dealer network and customer relationships give it a competitive advantage over many other security system manufacturers, there can be no assurance that ITI will continue to develop and market products that will be accepted in the marketplace.


MANUFACTURING

The Company's production processes include printed circuit board assembly, testing and calibration, and final assembly and testing. ITI's manufacturing engineering group designs its manufacturing test equipment, procedures and programs. A Mexican facility assembles less complex, high-volume circuit boards, such as transmitter boards, and ships them to North St. Paul, Minnesota for calibration, final assembly and testing. ITI has invested in various automated printed circuit board assembly and test equipment at both its North St. Paul, Minnesota and Mexican facilities to achieve manufacturing cost efficiencies and vertically integrate its production processes. From time to time, ITI uses certain contract manufacturers to perform some of its printed circuit board assembly and may increase its use of such companies to meet any increased demand. Certain of the chips, microprocessors and other products used in ITI's systems are obtained from single sources. If ITI could not obtain these components from these sources, there may be a 16-to 30-week lead time to obtain them from a different supplier. To help prevent delays in the shipment of its products, ITI maintains what it believes to be a sufficient amount of certain components in inventory or has made safety stock program arrangements with the suppliers.


INTELLECTUAL PROPERTY

The Company's success is dependent in part on its proprietary information, technology and know-how. The Company relies on a combination of trade secret and copyright protection and confidentiality agreements to establish and protect its proprietary rights. In addition, the Company holds ten patents covering various technologies, including its Learn Mode technology, and has several patent applications pending. The Company believes its Learn Mode technology in particular affords it significant competitive advantages because it has allowed ITI to substantially improve the performance and reliability of its products. The Company plans to aggressively protect its patents and other intellectual property and to pursue patents to protect its technology. However, there can be no assurance that the Company will be able to protect its proprietary information, technology and know-how, deter misappropriation of its proprietary rights, or prevent third party development of substantially similar technology and products. In addition, there can be no assurance that any patent applications filed by ITI will result in issued patents or that any patents issued are or will be sufficiently broad to protect the Company's technologies or provide the Company with any material competitive advantages. There also can be no assurance that the patents ITI has obtained in the past or may obtain in the future will not be contested, invalidated or circumvented. See applicable discussions under "Item 3. Legal Proceedings" and the Consolidated Financial Statements and Notes thereto for discussions of current litigation proceedings involving intellectual property issues.

The Company has occasionally received, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. Upon receiving such claims, the Company evaluates their merits and risks and on occasion has negotiated licenses where third-party technology was necessary or useful for the development or manufacture of the Company's products. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that any licenses will be available on reasonable terms with respect to any third-party technology. The Company could incur substantial costs in redesigning its products or in defending any legal action taken against it.


GOVERNMENT REGULATION

Substantially all of the components in ITI's security systems require approval by the Federal Communications Commission ("FCC") before the systems may be marketed in the United States. Although the Company has obtained FCC approval of its products in the past, ITI cannot predict whether it will obtain FCC approvals for components of future products or whether FCC regulations might change with respect to the Company's current or future products. In addition, sales of ITI's products in countries outside of the United States usually are subject to similar types of approvals by regulatory authorities in those countries. The Company also is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous material, to the discharge of material in the environment, and otherwise relating to the protection of the environment. The Company believes it has complied in all material respects with all such laws and regulations.


EMPLOYEES

On December 31, 1996, ITI had 477 full-time employees, consisting of 265 in manufacturing, 88 in engineering and product development, 49 in customer service, 34 in sales, 30 in management and administration, and 11 in marketing. These employees do not include the contract workers in the Mexican facility. None of ITI's employees are members of a collective bargaining unit, and ITI's management believes employee relations are good.


ITEM 2. PROPERTIES

ITI's principal manufacturing facilities are located in North St. Paul, Minnesota, in two adjacent leased buildings which together provide approximately 110,500 square feet of manufacturing and office space. The leases on the North St. Paul facility expire on September 1, 1999. The Company believes that its existing facilities will be adequate for its anticipated needs; however, if any additional space is needed, the Company also believes it would be available at competitive rates in the same buildings or in the immediate area of its North St. Paul facility. In addition, the Company is leasing additional distribution space at a location near its existing complex in North St. Paul, Minnesota, to facilitate shipments to major customers and to comply with the Company's disaster recovery plan. ITI also leases small warehouse and shipping point facilities in Anaheim, California; Richmond, Virginia; and Toronto, Ontario, Canada. In addition to these leased facilities, ITI utilizes a contract assembly plant in Navajoa, Mexico, consisting of approximately 22,000 square feet devoted exclusively to ITI's manufacturing needs.


ITEM 3. LEGAL PROCEEDINGS

On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc., in the United States District Court for the District of Minnesota, for infringing on its patented technology. It is the Company's intent to vigorously protect its patented technology from infringement. Costs associated with these actions are being capitalized as a patent asset associated with the related technology.

In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1996.

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "ITII." As of March 13, 1997, there were approximately 83 record holders of the Company's Common Stock.


The following table sets forth, on a quarterly basis, the high and low closing sale prices for the Company's Common Stock since January 1, 1995 through December 31, 1996:

                              HIGH    LOW

                 1995
                 Quarter:
                   First       $26-7/8   $20-1/4
                   Second       25-1/4    22-1/2
                   Third        29        22-3/4
                   Fourth       29-3/4    23-1/2

                1996
                 Quarter:
                   First       $29-3/4   $23-1/2
                   Second       34        26-3/4
                   Third        36-1/8    30-3/4
                   Fourth       35-5/8    11-3/8


The Company has never paid dividends on its Common Stock. The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future. See applicable discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Acquisition was accounted for using the purchase method of accounting, which established a new basis of accounting. As a result, financial data for the period prior to the Acquisition is not comparable to financial data for subsequent periods. The quarterly financial data has not been audited or reviewed by the Company's independent accountants. The financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                            THE
                                        PREDECESSOR          THE COMPANY       COMBINED
                                       18 WEEKS ENDED       34 WEEKS ENDED    YEAR ENDED
                                          MAY 11,            DECEMBER 31,    DECEMBER 31,
                                            1992                 1992          1992 (1)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net sales                                $18,375           $  32,892        $ 51,267
Cost of goods sold                        10,825              18,288          29,113
Inventory purchase accounting
 adjustment (2)                                                3,063           3,063
Gross profit                               7,550              11,541          19,091
Operating expenses:
 Marketing, general and
  administrative                           4,298               6,230          10,528
 Research and development, gross           1,304               2,260           3,564
 Research and development
  reimbursements                             (63)               (763)           (826)
 Litigation costs                          1,000                               1,000
 Compensation related to the
  Acquisition                              2,416(3)              855(4)        3,271
 Technology under development                                 18,922(5)       18,922
 Amortization of intangible assets         1,357               1,787           3,144
Operating income (loss)                   (2,762)            (17,750)        (20,512)
Interest income (expense), net               257              (3,114)         (2,857)
Other income (expense), net                  (78)                 26             (52)
Income (loss) before income tax
 expense (benefit) and
 extraordinary item                       (2,583)            (20,838)        (23,421)
Income tax expense (benefit)                  20              (7,013)         (6,993)
Income (loss) before
 extraordinary item                       (2,603)            (13,825)        (16,428)
Extraordinary item (6)
Net income (loss)                        $(2,603)          $ (13,825)       $(16,428)
Per share amounts -- primary and
 fully diluted (7):
  Income (loss) before
   extraordinary item                                      $   (2.54)
 Extraordinary item (6)
 Net income (loss)                                         $   (2.54)
Weighted average shares outstanding                            5,451



(WIDE TABLE CONTINUED FROM ABOVE)


                                                    THE COMPANY
                                                    YEAR ENDED
                                                   DECEMBER 31,
                                        1993      1994      1995      1996

CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net sales                              $50,174   $59,127   $79,012   $93,331
Cost of goods sold                      28,938    32,371    42,126    48,217
Inventory purchase accounting
 adjustment (2)
Gross profit                            21,236    26,756    36,886    45,114
Operating expenses:
 Marketing, general and
  administrative                        10,403    12,096    12,982    15,005
 Research and development, gross         3,599     4,336     5,178     6,270
 Research and development
  reimbursements                          (311)     (211)
 Litigation costs                          775
 Compensation related to the
  Acquisition
 Technology under development
 Amortization of intangible assets       2,614       912       912       912
Operating income (loss)                  4,156     9,623    17,814    22,927
Interest income (expense), net          (4,735)   (4,325)       38       815
Other income (expense), net               (152)       13       (13)        5
Income (loss) before income tax
 expense (benefit) and
 extraordinary item                       (731)    5,311    17,839    23,747
Income tax expense (benefit)                (9)    1,896     6,488     8,655
Income (loss) before
 extraordinary item                       (722)    3,415    11,351    15,092
Extraordinary item (6)                               820
Net income (loss)                      $  (722)  $ 2,595   $11,351   $15,092
Per share amounts -- primary and
 fully diluted (7):
  Income (loss) before
   extraordinary item                  $  (.13)  $   .55   $  1.23   $  1.60
 Extraordinary item (6)                             (.12)
 Net income (loss)                     $  (.13)  $   .43   $  1.23   $  1.60
Weighted average shares outstanding      5,471     6,628     9,228     9,439


                                        UNAUDITED QUARTERLY FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       1995
                                      FIRST      SECOND     THIRD      FOURTH
Net sales                            $17,922    $19,054    $20,698    $21,338
Gross profit                           8,194      8,880      9,790     10,022
Net income                             2,132      2,595      3,155      3,469
Per share amounts -- primary
 and fully diluted:
 Net income (8)                      $   .24    $   .29    $   .34    $   .37



(WIDE TABLE CONTINUED FROM ABOVE)


                                        UNAUDITED QUARTERLY FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      FIRST      SECOND     THIRD      FOURTH
                                                        1996
Net sales                            $22,109    $23,319    $24,441     $23,462
Gross profit                          10,668     11,003     11,916      11,527
Net income                             3,539      3,669      3,934       3,950
Per share amounts -- primary
 and fully diluted:
 Net income (8)                      $   .38    $   .39    $   .41     $   .43



                                                         THE COMPANY
                                                         DECEMBER 31,
                                      1992        1993        1994       1995       1996
                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
 Working capital                     $12,567     $13,255    $19,145    $34,866     $42,047
 Total assets                         61,509      59,314     64,494     80,077      89,794
 Current liabilities                   7,840       7,316      7,300      6,225       6,056
 Total debt                           41,595      39,544      4,500
 Total liabilities                    47,297      45,824     14,686      9,986      10,468
 Common stock and warrants
  subject to put option                6,303       6,303
 Stockholders' equity                  7,909       7,187     49,808     70,091      79,326

(1) The results of operations of the Predecessor for the 18 weeks ended May 11, 1992 and the results of operations of the Company for the 34 weeks ended December 31, 1992 have been combined to present the results of operations for the year ended December 31, 1992.

(2) Represents a purchase accounting adjustment to cost of goods sold for the 34 weeks ended December 31, 1992, which resulted from the sale of inventory which had been written-up at the time of the Acquisition.

(3) Includes (i) an approximately $2.1 million non-recurring compensation expense of the Predecessor for the excess per share amount received by certain management stockholders over the per share amount received by the Predecessor's controlling stockholder at the Acquisition date and (ii) $300,000 of bonuses paid pursuant to agreements with certain members of the Predecessor's management to remain employed through the completion of the Acquisition.

(4) Represents $855,000 of non-recurring, non-cash expense deemed to be compensation related to stock discounts received by certain members of management in connection with their purchase of 708,002 shares of Common Stock at the time of the Acquisition.

(5) Represents $18.9 million relating to value assigned to technology under development at the time of the Acquisition which was charged as a non-recurring item subsequent to the completion of the Acquisition.

(6) In the fourth quarter of 1994, the Company incurred an extraordinary charge of $820,000, or $0.12 per share, related to the write-off of unamortized discount and deferred financing charges, net of related income tax benefits of $462,000, in connection with the conversion of all outstanding warrants and retirement of debt subsequent to its initial public offering.

(7) Due to the Acquisition, net income (loss) per share data of the Predecessor has been omitted as such amounts are not comparable to those of the Company.

(8) The summation of quarterly per share amounts does not equal the calculation for the full year because each quarterly calculation is performed discretely.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In November 1994, the Company completed the Offering of 1,900,000 newly issued shares of common stock at $16.00 per share. Concurrent with the Offering, all outstanding warrants (the "Warrants") issued during the May 11, 1992, Acquisition were exercised. The net proceeds of the Offering and exercise of the Warrants were used to repay in full $26.0 million of outstanding 13.5% Subordinated Notes and $7.5 million of a senior term loan from a bank ("Senior Term Loan"), plus accrued interest. Subsequent to the Offering, the Company replaced its existing bank credit facility with a new $15.0 million revolving credit facility and repaid the remaining $4.5 million outstanding balance of the Senior Term Loan with a like amount of borrowing under the new revolving facility. As a result of this recapitalization, the Company incurred an extraordinary charge to operations in the fourth quarter of 1994 of $820,000, net of $462,000 of income tax benefits, to write off unamortized discount and deferred financing charges related to the Warrants and retired debt.

In May 1995, the Company completed a secondary public offering. In connection with this offering, the Company issued an additional 225,000 shares for net proceeds of $5.0 million.

In November 1996, the Company's Board of Directors authorized the purchase of up to 900,000 shares of the Company's common stock on the open market, depending on market conditions and other factors. Pursuant to this authority, the Company repurchased 621,500 shares of its common stock at a total cost of $7.7 million through December 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of
Operations:

                                              YEAR ENDED      YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                 1994            1995             1996
Net sales                                       100.0%           100.0%          100.0%
Cost of goods sold                               54.7             53.3            51.7
Gross profit                                     45.3             46.7            48.3
Operating expenses:
 Marketing, general and administrative           20.5             16.4            16.0
 Research and development, gross                  7.3              6.6             6.7
 Research and development reimbursements         (0.3)
 Amortization of intangible assets                1.5              1.1             1.0
Operating income                                 16.3%            22.6%           24.6%

Net sales to the ten largest security system customers and to all other customers were as follows:

                              YEAR ENDED              YEAR ENDED              YEAR ENDED
                           DECEMBER 31, 1994       DECEMBER 31, 1995       DECEMBER 31, 1996
                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                (DOLLARS IN THOUSANDS)
Net sales:
Ten largest customers     $26,040        44%      $45,079        57%      $56,030        60%
All other customers        33,087        56        33,933        43        37,301        40
                          $59,127       100%      $79,012       100%      $93,331       100%

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales increased by $14.3 million, or 18.1%, from $79.0 million for 1995 to $93.3 million for 1996. The increase in net sales is primarily attributable to volume increases, as prices remained relatively stable over these periods. Sales to the Company's ten largest customers increased by $11.0 million, or 24%, over sales to the Company's ten largest customers in 1995. Sales to all other customers increased by $3.4 million, or 10% over 1995.

In November 1996, ADT informed the Company that it was no longer included in ADT's "future strategic product planning" and that ITI should "anticipate a reduction in purchase orders from ADT during the first quarter of 1997 . . . ."
ADT has been ITI's largest single customer and accounted for over 41% of ITI's revenue in 1996. Although ADT initially indicated that ITI should anticipate a significant decrease in product orders in the first quarter of 1997, ADT subsequently indicated that a transition to an alternative product source could not be completed until September 1997. In January 1997, ITI received purchase orders from ADT for approximately $20.3 million of wireless security products to be delivered during 1997. Thereafter, ITI anticipates that it will continue to provide product to dealers participating in the ADT dealer program as well as product for repair and replacement purposes.

GROSS PROFIT. Gross profit increased from $36.9 million for 1995 to $45.1 million for 1996 and increased as a percentage of net sales from 46.7% to 48.3%. This increase was primarily due to volume- related efficiencies in the Company's manufacturing operations including favorable pricing for the Company's raw material requirements, which have more than offset continued margin pressures from the increase in sales to large customers.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $13.0 million for 1995 to $15.0 million for 1996 but decreased as a percentage of net sales from 16.4% to 16.0%. The dollar increase was primarily due to an increase in the sales, marketing and customer service areas for employment costs along with other variable expenses related to the Company's increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSE. Gross research and development expense increased from $5.2 million for 1995 to $6.3 million for 1996 as the Company continued its emphasis on research and development.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition related intangible assets was $912,000 for both 1995 and 1996.

NET INTEREST INCOME. Net interest income increased from $38,000 for 1995 to $815,000 for 1996. The Company is investing cash reserves in high quality, short-term investments.

INCOME TAX EXPENSE. Income tax expense increased from $6.5 million for 1995 to $8.7 million for 1996. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired and state income taxes which were partially offset by the utilization of research and development tax credits.


YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales increased by $19.9 million, or 33.7%, from $59.1 million for 1994 to $79.0 million for 1995. The increase in net sales is primarily attributable to volume increases, as prices remained relatively stable over these periods. The increased volume is primarily due to an increase in sales to the Company's ten largest customers as those customers' security businesses continue to grow.

GROSS PROFIT. Gross profit increased from $26.8 million for 1994 to $36.9 million for 1995 and increased as a percentage of net sales from 45.3% to 46.7%. This increase was primarily due to volume- related efficiencies in the Company's manufacturing operations which have more than offset margin pressures due to the increase in sales to large customers, as the Company's top ten customers accounted for 57% of sales in 1995 as compared to 44% in 1994.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $12.1 million for 1994 to $13.0 million for 1995 but decreased as a percentage of net sales from 20.5% to 16.4%. The dollar increase was primarily due to a $300,000 increase in employment costs, increased costs due to being a public company and other variable expenses related to the Company's increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSE. Gross research and development expense increased from $4.3 million for 1994 to $5.2 million for 1995 as the Company continued its emphasis on research and development. The Company from time to time receives reimbursements from customers for research and development expenditures incurred at the customer's request. Research and development reimbursements were $211,000 in 1994. There were no reimbursements in 1995.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition related intangible assets was $912,000 for both 1994 and 1995.

NET INTEREST INCOME (EXPENSE). Net interest expense decreased from $4.3 million for 1994 to $38,000 of interest income for 1995. The reduction of interest expense was due to the repayment of the Senior Term Loan and Subordinated Notes from the net proceeds of the Company's stock offerings and exercise of the Warrants.

INCOME TAX EXPENSE. Income tax expense increased from $1.9 million for 1994 to $6.5 million for 1995. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.


LIQUIDITY AND CAPITAL RESOURCES

Since the Offerings, the Company has funded its operations primarily with cash from operations and, to a lesser extent, from the Company's revolving credit facility. The Company generated net cash from operating activities of $14.3 million for 1996 and $8.0 million for 1995. Net cash provided by operating activities for 1996 resulted primarily from $15.1 million of net income, $2.3 million of depreciation and amortization charges and $1.0 million of deferred income taxes, which more than offset the Company's $4.1 million use of cash for changes in operating assets and liabilities. Net cash from operating activities for 1995 resulted from $11.4 million of net income, $1.7 million of depreciation and amortization charges, and $1.0 million of deferred income taxes, partially offset by $6.1 million of net cash used by changes in operating assets and liabilities. Changes in operating assets and liabilities in both years were primarily due to increases in accounts receivable and inventories to support the Company's revenue growth.

Net cash used in investing activities, consisting primarily of the purchase of property and equipment, was $5.0 million and $2.7 million for 1996 and 1995, respectively. Although no significant commitments exist, the Company expects that purchases of property and equipment in 1997 will be approximately $3.0 million.

Net cash used in financing activities was $5.9 million in 1996. In 1996, the Company's Board of Directors authorized the purchase of up to 900,000 shares of the Company's common stock. In December 1996, the Company used $7.7 million of cash to purchase 621,500 shares of its common stock on the open market, which was partially offset by $1.8 million in cash provided by the issuance of common stock through the exercise of common stock options. Net cash provided by financing activities of $4.4 million in 1995 was primarily provided by the Company's 1995 stock offering which was partially offset by debt retirement.

A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate. In addition, the Company periodically assesses the recoverability of intangible assets based on undiscounted cash flows.

During 1996, considering its cash position, the Company voluntarily decided to terminate its unsecured $15.0 million bank revolving credit facility, which required a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. No amounts were outstanding under this facility at December 31, 1995, or at any time during 1996.

The Company believes that cash flow from operations and funds currently available will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.


EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

The Company believes that inflation and foreign currency fluctuations have not had a material effect on its operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors -- General, -- Information Regarding Nominees for Election as Directors, -- Board Actions and Committees, and -- Information Regarding Certain Executive Officers" contained in the Company's proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1996 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors -- Executive Compensation, -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions, -- Compensation of Directors, -- Compliance with Section 16(a) of the Securities Exchange Act of 1934, -- Report of the Compensation Committee" and "Performance Graph" contained in the Proxy Statement to be filed with the Commission within 120 days of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Stockholders" contained in the Proxy Statement to be filed with the Commission within 120 days of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred that require reporting under this Item.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

(b) The following Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

       (i) A Current Report on Form 8-K was filed by the Company on November 19, 1996, to report the information contained in the Company's press release of November 15, 1996, regarding the letter it had received from ADT stating that ITI is currently not included in ADT's "future strategic product planning" and that ITI should "anticipate a reduction in purchase orders from ADT during the first quarter of 1997 . . . ."


       (ii) A Current Report on Form 8-K was filed by the Company on December 3, 1996, to report the adoption of a Stockholder Rights Plan under which the Company's Board of Directors declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of ITI's Common Stock as of December 9, 1996.


(c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

       10.1 Strategic Supplier Agreement No. FD1106 between Interactive Technologies, Inc. and Honeywell Inc. dated November 20, 1996.

       10.2 Letter Agreement dated December 23, 1996, between ADT Security Systems, Inc. and Interactive Technologies, Inc.

       10.3 Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 8, 1996).

       10.4 Lease Agreement dated April 28, 1995, between G.D. Packaging Machinery, Inc. and Interactive Technologies, Inc.

       11.1 Statement regarding computation of per share earnings.

       23.1 Consent of Coopers & Lybrand L.L.P.

The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Registration Statement on Form S-1, as amended, which became effective on November 22, 1994 ("Registration Statement"); the exhibit number assigned to each exhibit as filed with the Registration Statement is set forth in parentheses after the description of the exhibit:

EXHIBIT NO.      DESCRIPTION
       2.1       Stock Purchase and Sale Agreement by and among Professional Services Industries Holding,
                 Inc., Interactive Technologies Holding Corporation ("ITHC"), and the Company dated March
                 25, 1992. (Exhibit 2.1)

       2.2       Amendment No. 1 to Stock Purchase and Sale Agreement dated as of April 1, 1992. (Exhibit
                 2.2)

       2.3       Amendment No. 2 to Stock Purchase and Sale Agreement dated as of May 11, 1992. (Exhibit
                 2.3)

       2.4       Warranty and Indemnification Agreement by and between the Company and Professional Services
                 Industries Holding, Inc. (Exhibit 2.4)

       2.5       Guaranty of ADIA S.A. in favor of the Company dated March 31, 1992. (Exhibit 2.5)

       2.6       Stockholders Agreement dated as of May 11, 1992, by and among the Company and the investors named therein. (Exhibit 2.6)

       2.7       Stock Subscription Agreement dated as of May 11, 1992, by and among the Company and the purchasers listed on the signature pages thereof. (Exhibit 2.7)

       2.8       Stock Purchase Agreement dated as of March 25, 1992, by and among ITHC and the individuals listed on Exhibit A attached thereto. (Exhibit 2.8)

       2.9       Shareholders' Agreement dated as of March 1, 1989, by and among ITHC and the shareholders listed on Schedule A attached thereto. (Exhibit 2.9)

       3.1       Certificate of Incorporation of the Company, as amended, in effect on the date hereof. (Exhibit
                 3.1)

       3.2       Bylaws of the Company in effect as of the date hereof. (Exhibit 3.2)

       4.1       Form of Common Stock Certificate. (Exhibit 4.1)

      10.5       Form of Stock Appreciation Right Agreement. (Exhibit 10.2)

      10.6       Form of Employee Stock Option Agreement, Series A. (Exhibit 10.3)

      10.7       Form of Employee Stock Option Agreement, Series B. (Exhibit 10.4)

      10.8       Form of Employee Stock Option Agreement, Series C. (Exhibit 10.5)

      10.9       Form of Employee Stock Option Agreement, Series D. (Exhibit 10.6)

      10.10      Adoption Agreement for Qualified Profit Sharing and 401(K) Plan. (Exhibit 10.7)

      10.11      Securities Purchase Agreement dated as of May 11, 1992, by and among the Company and TCW
                 Special Placements Fund III, Sun Life Insurance Company, The Lincoln National Convertible
                 Securities Fund, Inc., TCW Capital, and The Lincoln National Income Fund, Inc. (the
                 "Warrantholders"). (Exhibit 10.16)

      10.12      First Amendment to Securities Purchase Agreement dated as of June 15, 1993, among the Company and Warrantholders. (Exhibit 10.17)

      10.13      Second Amendment to Securities Purchase Agreement dated as of December 23, 1993, among the
                 Company and Warrantholders. (Exhibit 10.18)

      10.14      Letter Agreement dated March 15, 1993, by and between Thomas L. Auth and the Company. (Exhibit
                 10.33)

      10.15      Letter Agreement dated March 15, 1993, by and between Thomas R. Brayton and the Company.
                 (Exhibit 10.34)

      10.16      Letter Agreement dated March 15, 1993, by and between Charles E. Briskey and the Company.
                 (Exhibit 10.35)

      10.17      Letter Agreement dated May 11, 1992, by and between Robert E. Brunius and the Company. (Exhibit
                 10.36)

      10.18      Letter Agreement dated March 15, 1993, by and between Stephen J. Wanek and the Company.
                 (Exhibit 10.37)

      10.19      Lease Agreement dated September 1, 1993, between Berwald Investment Co. and Interactive
                 Technologies, Inc. (Exhibit 10.38)

      10.20      Lease Agreement dated April 18, 1990, by and between Knoll Business Center LaPalma, a California general partnership, as lessor, and Interactive Technologies, Inc., as lessee, and First Amendment to Lease dated as of May 31, 1993, between Knoll
                 Business Center La Palma, a California general partnership, as lessor, and
                 Interactive Technologies, Inc., as lessee. (Exhibit 10.40)

      10.21      Memorandum of Agreement dated August 16, 1989, between Interactive Technologies, Inc. and
                 Mo-Mex Corporation. (Exhibit 10.43)

      10.22      ADT OEM Agreement dated as of March 23, 1993, between Interactive Technologies, Inc. and
                 ADT Security Systems Manufacturing, Inc. (confidential treatment of certain portions of this document was requested and granted). (Exhibit 10.44)

      10.23      Distributor Agreement dated as of July 22, 1994, between Interactive Technologies, Inc.
                 and Sprint Products Group, Inc. (confidential treatment of certain portions of this document was requested and granted). (Exhibit 10.45)

      10.24      Strategic Alliance Agreement dated as of April 22, 1994, between the Company and VeriFone,
                 Inc. (confidential treatment of certain portions of this document was requested and granted).
                 (Exhibit 10.46)

      10.25      Master Purchase Agreement dated as of April 22, 1994, between the Company and VeriFone Inc.
                 (confidential treatment of certain portions of this document was requested and granted).
                 (Exhibit 10.47)

      10.26      Settlement Agreement and Release between Atrix International, Inc. and Interactive
                 Technologies, Inc. and License Agreement between Atrix International, Inc. and Interactive
                 Technologies, Inc. (Exhibit 10.48).


The following exhibit is hereby incorporated into this Annual Report on Form 10-K by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed by the Company with the Securities and Exchange Commission on December 6, 1996:



EXHIBIT NO.      DESCRIPTION

      4.2 Rights Agreement dated November 27, 1997 by and between ITI Technologies, Inc. and Norwest Bank Minnesota, N.A.


(d) The following report and consolidated financial statement schedule are filed as part of this Annual Report on Form 10-K: Report of Independent Accountants on Financial Statement Schedule and Schedule II -- Valuation and Qualifying Accounts.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Page

Report of Independent Accountants                      F-2
Consolidated Statements of Operations                  F-3
Consolidated Balance Sheets                            F-4
Consolidated Statements of Cash Flows                  F-5
Consolidated Statements of Stockholders' Equity        F-6
Notes to Consolidated Financial Statements             F-7


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of ITI Technologies, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITI Technologies, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three the years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 18, 1997

                            ITI TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1994       1995       1996
Net sales                                                  $59,127    $79,012     $93,331
Cost of goods sold                                          32,371     42,126      48,217
Gross profit                                                26,756     36,886      45,114
Operating expenses:
 Marketing, general and administrative                      12,096     12,982      15,005
 Research and development                                    4,125      5,178       6,270
 Amortization of intangible assets                             912        912         912
Operating income                                             9,623     17,814      22,927
Other income (expense):
 Interest, net                                              (4,325)        38         815
 Other, net                                                     13        (13)          5
Income before income tax expense and extraordinary item      5,311     17,839      23,747
Income tax expense                                           1,896      6,488       8,655
Income before extraordinary item                             3,415     11,351      15,092
Extraordinary item -- write-off of subordinated debt
 discount and deferred financing costs, net of income
 tax benefit of $462                                           820
Net income                                                 $ 2,595    $11,351     $15,092
Per share amounts -- primary and fully diluted:
  Income before extraordinary item                         $   .55    $  1.23     $  1.60
  Extraordinary item                                          (.12)
  Net income                                               $   .43    $  1.23     $  1.60
Weighted average shares outstanding                          6,628      9,228       9,439

The accompanying notes are an integral part of the consolidated financial statements.

                            ITI TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS


                                                               1995       1996
CURRENT ASSETS:

  Cash and cash equivalents                                  $ 9,937    $13,352
  Accounts receivable                                         13,344     14,593
  Inventories                                                 14,477     16,627
  Deferred income taxes                                        1,839      1,384
  Other current assets                                         1,494      2,147
   Total current assets                                       41,091     48,103
  Property and equipment                                       5,095      7,647
  Excess of cost over net assets acquired                     24,058     23,398
  Other intangible assets                                      9,833     10,646
   Total assets                                              $80,077    $89,794
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                           $ 4,099    $ 2,981
  Accrued wages                                                1,026      1,586
  Other accrued expenses                                       1,100      1,489
   Total current liabilities                                   6,225      6,056
Income taxes                                                   3,761      4,412
   Total liabilities                                           9,986     10,468

Commitments

STOCKHOLDERS' EQUITY:

  Common stock ($.01 par value; authorized 15,000 shares;
   issued and outstanding 8,915 shares in 1995; issued
   9,036, outstanding 8,414 shares in 1996)                       89         90
  Additional paid-in capital                                  70,603     72,411
  Retained earnings (accumulated deficit)                       (601)    14,491
  Treasury stock, at cost (622 shares in 1996)                           (7,666)
   Total stockholders' equity                                 70,091     79,326
   Total liabilities and stockholders' equity                $80,077    $89,794

The accompanying notes are an integral part of the consolidated financial statements.

                            ITI TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31
                                (IN THOUSANDS)

                                                         1994        1995       1996
OPERATING ACTIVITIES:
 Net income                                            $  2,595    $11,351     $15,092
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Extraordinary item, net                                  820
   Amortization of intangible assets                      1,177        989       1,105
   Depreciation and amortization                            800        793       1,170
   Provision for bad debt expense                           383        571         385
   Deferred income taxes                                  1,208        955         988
   Changes in operating assets and liabilities:
     Accounts receivable                                 (2,895)    (3,589)     (1,634)
     Inventories                                         (2,025)    (1,831)     (2,150)
     Other assets                                          (464)      (627)       (653)
     Accounts payable                                     1,204       (430)     (1,118)
     Accrued expenses                                     1,242       (645)        949
     Other liabilities                                                 460         118
 Net cash provided by operating activities                4,045      7,997      14,252
INVESTING ACTIVITIES:
 Additions to property and equipment                     (1,537)    (2,360)     (3,722)
 Additions to other intangible assets                      (272)      (359)     (1,258)
 Net cash used in investing activities                   (1,809)    (2,719)     (4,980)
FINANCING ACTIVITIES:
 Proceeds from revolving credit agreement                 4,500
 Payments of revolving credit agreement                    (550)    (4,500)
 Proceeds from exercise of common stock warrants          5,980
 Proceeds from issuance of common stock                  27,843      8,932       1,809
 Principal payments of long-term debt                   (39,750)
 Payments for redemption of common stock                   (100)
 Payments for treasury stock                                                    (7,666)
 Net cash provided by (used in) financing activities     (2,077)     4,432      (5,857)
NET INCREASE IN CASH AND CASH EQUIVALENTS                   159      9,710       3,415
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                           68        227       9,937
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                           $    227    $ 9,937     $13,352

The accompanying notes are an integral part of the consolidated financial statements.

                            ITI TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                         RETAINED
                                                        ADDITIONAL       EARNINGS                                TOTAL
                                      COMMON STOCK        PAID-IN      (ACCUMULATED      TREASURY STOCK      STOCKHOLDERS'
                                    SHARES    AMOUNT      CAPITAL        DEFICIT)      SHARES     AMOUNT         EQUITY
Balance at December 31, 1993         4,607      $46       $21,688        $(14,547)                              $ 7,187
Public stock offering                1,900       19        27,824                                                27,843
Warrants exercised                   1,196       12         5,968                                                 5,980
Expiration of put options on
 common stock                          681        7         6,196                                                 6,203
Net income                                                                  2,595                                 2,595
Balance at December 31, 1994         8,384       84        61,676         (11,952)                               49,808
Public stock offering                  225        2         5,032                                                 5,034
Options exercised, including tax
 benefits of $1,835                    306        3         3,895                                                 3,898
Net income                                                                 11,351                                11,351
Balance at December 31, 1995         8,915       89        70,603            (601)                               70,091
Options exercised, including tax
 benefits of $1,251                    121        1         1,808                                                 1,809
Purchase of treasury stock                                                              (622)     $(7,666)       (7,666)
Net income                                                                 15,092                                15,092
Balance at December 31, 1996         9,036      $90       $72,411        $ 14,491       (622)     $(7,666)      $79,326

The accompanying notes are an integral part of the consolidated financial statements.

                            ITI TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

ITI Technologies, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market supervised wireless security systems and access control systems. The Company also has an ongoing research and development program which focuses its efforts on developing new and improved security systems at lower costs and on utilizing its technology base to develop products for related markets. The Company's products are sold by a direct sales force to independent dealers located throughout the United States and Canada and on a private label basis to large security system installation companies.

PUBLIC OFFERINGS OF COMMON STOCK AND RECAPITALIZATION

In November 1994, the Company completed a public offering of 1,900,000 newly issued shares of common stock at $16.00 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. Concurrent with the Offering, all outstanding warrants issued by the Company during the 1992 leveraged buy-out transaction (the "Acquisition") were exercised. The net proceeds of the Offering and exercise of the warrants, after deducting applicable issuance costs and expenses, were $27,843,000 and $5,980,000, respectively. The proceeds were used to repay in full $26,000,000 of outstanding 13.5% Subordinated Notes and $7,750,000 of the senior term loan, plus accrued interest. Subsequent to the Offering, the Company replaced its existing bank credit facility with a new $15,000,000 bank credit facility and exchanged the remaining $4,500,000 outstanding senior term loan with a like amount of borrowing under the new bank credit facility.

In connection with the Offering, Warrant exercise and retirement of debt, the Company incurred an extraordinary charge of $820,000, net of related income tax benefits of $462,000, or $0.12 per share, related to the write-off of unamortized discount and deferred financing charges. If the Offering and related recapitalization had occurred as of the beginning of 1993, pro forma net income per share would have been $0.63 for the year ended December 31, 1994. This pro forma per share amount is unaudited and is not necessarily indicative of the result that would have been obtained had these events actually occurred at the assumed date.

In May 1995, the Company completed a secondary public offering. In connection with this offering, the Company issued 225,000 additional shares for net proceeds of $5,034,000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include short-term investments with original maturities of three months or less. The Company's cash and cash equivalents are concentrated primarily in one financial institution.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. The costs and related accumulated depreciation and amortization on asset disposals are removed from the accounts and any gain or loss is included in operations.

INTANGIBLE ASSETS

The excess of acquisition cost over amounts assigned to the net identifiable assets acquired in the Acquisition is being amortized on a straight-line basis over forty years. Total accumulated amortization at December 31, 1996, 1995 and 1994 was $3,054,000, $2,394,000 and $1,734,000, respectively.

The Company evaluates the carrying value of excess of acquisition cost over net assets acquired and other intangible assets based upon current and anticipated undiscounted cash flows.

Other identifiable intangible assets include value assigned to existing technology and trademarks at the date of the Acquisition, deferred financing costs, patents and other intangibles. Value assigned to trademarks is amortized on a straight-line basis over an estimated useful of forty years. Deferred financing costs associated with the Acquisition and the subsequent term loan modification, the balance of which was written off in 1994, were amortized to interest expense over the terms of the related debt using the straight-line method, which approximated the effective interest rate method. Patents and other intangibles are carried at cost less accumulated amortization calculated on a straight-line basis over their estimated useful lives, which range from three to twenty years.

INCOME TAXES

Deferred income taxes result from temporary differences between financial reporting and income tax reporting based on enacted rates in effect for the periods in which these differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION

Sales are recognized at the date of product shipment. Warranty costs are provided for at the time of the related sales.

RESEARCH AND DEVELOPMENT

Research and development costs are net of related reimbursements from customers. Reimbursements received by the Company totaled $211,000 for the year ended December 31, 1994. No reimbursements were received in 1996 or 1995.

INCOME (LOSS) PER SHARE

Per share amounts are computed by dividing by the weighted average shares outstanding during the period including common stock equivalents (using the modified treasury stock method) when the effect is not anti-dilutive. Further, as required by Securities and Exchange Commission regulations, common and common stock equivalent shares issued by the Company during the twelve-month period immediately preceding the filing of an initial public offering have been included in the calculation of shares used in these computations as if they were outstanding for all periods presented.

 3. OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS)


                                               DECEMBER 31,
                                              1995       1996

Accounts receivable:
  Accounts receivable                       $14,144    $15,493
  Allowance for doubtful accounts              (800)      (900)
   Total                                    $13,344    $14,593
Inventories:
  Raw materials                             $ 7,072    $ 7,358
  Allowance for obsolescence                 (1,300)    (1,400)
                                              5,772      5,958
  Work-in-process                             4,065      3,519
  Finished goods                              4,640      7,150
   Total                                    $14,477    $16,627
Property and equipment:
  Machinery and equipment                   $ 5,685    $ 8,178
  Furniture and fixtures                      2,012      2,949
  Leasehold improvements                        433        668
                                              8,130     11,795
  Accumulated depreciation and
   amortization                              (3,035)    (4,148)
   Total                                    $ 5,095    $ 7,647
Other intangible assets:
  Trademarks and tradenames                 $10,079    $10,079
  Technology and patents                        367      1,591
  All other                                     669        590
                                             11,115     12,260
  Accumulated amortization                   (1,282)    (1,614)
   Total                                    $ 9,833    $10,646
Other accrued expenses:
  Warranty                                  $   400    $   400
  Professional fees                             495        416
  All other                                     205        673
   Total                                    $ 1,100    $ 1,489
Income taxes:
  Deferred                                  $ 3,301    $ 3,834
  Other                                         460        578
   Total                                    $ 3,761    $ 4,412


Interest expense was $17,000, $216,000 and $4,365,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SIGNIFICANT CUSTOMERS AND EXPORT SALES

During the years ended December 31, 1996, 1995 and 1994, one customer accounted for 41%, 39% and 22%, respectively, of consolidated net sales. At December 31, 1996 and 1995, this customer accounted for 27% and 39%, respectively, of consolidated accounts receivable.

Export sales, primarily to Canada, accounted for 8.7%, 9.8% and 12.4% of consolidated net sales for the years ended December 31, 1996, 1995 and 1994, respectively.


4. INCOME TAXES

Income tax expense, which excludes the tax benefit related to the extraordinary charge in 1994, consisted of the following (in thousands):



                  YEAR            YEAR             YEAR
                  ENDED           ENDED           ENDED
              DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                  1994            1995             1996

Current:
 Federal         $  589          $5,190           $7,069
 State               99             343              598
Deferred          1,208             955              988
                 $1,896          $6,488           $8,655


The Company paid taxes of $6,751,000, $3,642,000 and $132,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


The differences between the income tax expense and income taxes computed using the statutory federal income tax rate were as follows (in thousands):



                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   1994            1995            1996
Amount using the statutory Federal tax rate       $1,806          $6,229          $8,311
Amortization of excess of cost over net
 assets acquired                                     224             231             231
Utilization of research and development
 tax credits                                        (220)           (123)           (208)
Other, net                                            86             151             321
                                                  $1,896          $6,488          $8,655

A summary of the components of deferred tax assets (liabilities) follows (in thousands):


                                               DECEMBER 31,     DECEMBER 31,
                                                   1995             1996

Accrued expenses and valuation reserves not
 yet deducted for tax purposes                    $ 1,073         $ 1,228
Purchased NOL carryforwards                           766             156
Net current deferred tax asset                    $ 1,839         $ 1,384


Depreciation                                      $   (58)        $  (225)
Patent defense costs                                                 (456)
Other intangible assets                            (3,243)         (3,153)
Net long-term deferred tax liability              $(3,301)        $(3,834)



 5. REVOLVING CREDIT AGREEMENT


On December 12, 1994, subsequent to the Offering and recapitalization, the Company replaced its existing bank credit agreement with a new, unsecured $15,000,000 bank revolving credit facility and repaid the remaining $4,500,000 outstanding senior term loan with a like amount of borrowing under the new credit facility. The facility provided for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate and required a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At December 31, 1995, there were no borrowings outstanding under this facility. During 1996, in consideration of its cash position, the company voluntarily decided to terminate this facility. No amounts were outstanding at any time during 1996. The Company paid $27,000, $201,000 and $4,192,000 of interest for the years ended December 31, 1996, 1995 and 1994, respectively.

 6. COMMITMENTS

The Company leases certain property and equipment under various noncancellable operating leases. Total rent expense of the Company was $521,000, $452,000 and $354,000 for the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996, future minimum rentals required under noncancelable operating leases are as follows (in thousands):


                   1997 ..................    $  560
                   1998 ..................       535
                   1999 ..................       338
                                              $1,433


 7. LITIGATION

On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc., in the United States District Court for the District of Minnesota. The Company intends to vigorously protect its patented technology from infringement. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of December 31, 1996, the Company has capitalized $1,250,000 of cost related to this lawsuit.

 8. PROFIT SHARING PLAN

The Company has an Incentive Profit Sharing Plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Employees who are at least 19 years of age and have completed one year of service are eligible to participate in the Plan. The Company makes contributions equal to 1.5% of the participant's eligible compensation, subject to any statutory limits.

The Company's contribution to the Plan was $148,000, $141,000 and $125,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 9. STOCKHOLDERS' EQUITY

TREASURY SHARES

In 1996, the Board of Directors authorized, subject to market conditions and other factors, the purchase of up to 900,000 shares of the Company's common stock. In December 1996, the Company purchased 621,500 shares under this authorization.

STOCK INCENTIVE PLAN

In May 1995, the stockholders approved an amendment to the Long-term Stock Incentive Plan (1992) (the "Stock Plan") to provide for grants of up to 1,500,000 stock options, restricted stock, restricted stock units and stock appreciation rights ("SARs") to officers, directors and other key employees. Stock option activity was as follows:


                                  NUMBER OF   WEIGHTED-AVERAGE  WEIGHTED-AVERAGE
OPTIONS                             SHARES     EXERCISE PRICE      FAIR VALUE

Outstanding at December 31, 1993     655,700        $ 5.86
Granted during 1994                  244,409          5.78
Canceled during 1994                 (30,000)         6.25
Outstanding at December 31, 1994     870,109          5.83
Granted during 1995                  461,500         23.63            $ 9.06
Exercised during 1995               (305,700)         6.75
Canceled during 1995                  (9,400)        16.97
Outstanding at December 31, 1995   1,016,509         13.53
Granted during 1996                  311,000         27.91             10.26
Exercised during 1996               (120,900)         5.31
Canceled during 1996                 (15,450)        22.39
Outstanding at December 31, 1996   1,191,159         18.00


The following table summarizes information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   WEIGHTED-AVG.
                                     REMAINING                                          WEIGHTED-
  RANGE OF            NUMBER        CONTRACTUAL      WEIGHTED-AVG.       NUMBER          AVERAGE
EXERCISE PRICES    OUTSTANDING         LIFE         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
$5.00 to $7.50        438,809    6.3 years              $ 5.40          402,749          $ 5.43
$22.56 to
 $33.50               752,350    8.5 years               25.36          563,470           24.64
$5.00 to $33.50     1,191,159    7.7 years              $18.00          966,219          $16.64

Options become exercisable over periods up to seven years from the date of grant and expire at various periods up to November 2006. All options were granted with an exercise price equal to or exceeding the fair value of the Company's Common Stock (the "Common Stock") at the date of grant, as determined by the Board of Directors for options granted prior to the Offering. Upon termination of employment, options not exercisable expire. Certain options outstanding became fully exercisable upon the completion of the Offering.

In February 1997, the Company offered an exchange agreement to all current employees previously awarded certain Series C Stock Options during the period beginning April 18, 1995, and ending December 31, 1996. The agreement offers such employees the ability to exchange their unexercised Series C Stock Options issued to them during the indicated period for new options in the identical number but with a five-year vesting period commencing January 28, 1997 and a new exercise price of $16.50, the market price of the stock on that date.


ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has chosen not to adopt the expense recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). Alternatively, the Company will continue using the intrinsic value methodology to account for stock-based compensation specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related amendments and interpretations.

Accordingly, no compensation expense has been recognized in the Company's financial statements for stock compensation awards. Had compensation expense for the Company's stock-based compensation plan been determined consistent with the fair-value-based method of SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the pro forma amounts indicated below.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions of no dividend yield; expected volatility of 25.1% and 27.6%; expected option lives of
5.3 and 5.2 years; and risk-free interest rates of 6.38% and 6.68% for 1996 and 1995, respectively.


                                                   1995       1996

Net income (in thousands)        As reported     $11,351    $15,092
                                 Pro forma         9,828     13,936
Net income per common and        As reported     $  1.23    $  1.60
 common equivalent share         Pro forma          1.08       1.49


The pro forma information above only includes stock options granted in 1995 and 1996. Pro forma compensation expense under the fair-value-based method may increase over the next few years as additional stock option grants are considered.


WARRANTS

The Company had issued detachable warrants to purchase 1,196,000 shares of Common Stock, exercisable at $5.00 per share, in connection with the subordinated debt financing of the Acquisition. Concurrent with the Offering, all outstanding warrants were exercised.


STOCKHOLDER RIGHTS PLAN

In November 1996, the Company's Board of Directors declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of Common Stock payable to stockholders of record at the close of business on December 9, 1996. Each Right entitles the holder to purchase from the Company one-half of a share of Common Stock, or a combination of securities and assets of equivalent value, subject to adjustment, at a purchase price of $25.00. The Rights will only become exercisable on the tenth business day following (i) the public announcement that a person or group has acquired 20% or more of the Company's Common Stock; or (ii) the public announcement by a person or group of a tender or exchange offer that would result in ownership of 20% or more of the Company's Common Stock, unless such offer has been determined by the Company's Board, prior to the purchase of shares under such tender or exchange offer, to be fair to the Company's stockholders and in the best interests of the Company and its stockholders; or (iii) a determination by the Company's Board that a person is an Adverse Person and that such Person, alone or together with its affiliates, has become the beneficial owner of at least 15% of the Company's Common Stock. Prior to becoming exercisable, the Rights are redeemable at the discretion of the Company's Board and expire at the close of business on November 26, 2006.

                            ITI TECHNOLOGIES, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                   BALANCE                                   BALANCE
                                                AT BEGINNING                                  AT END
                 DESCRIPTION                      OF PERIOD     ADDITIONS    DEDUCTIONS     OF PERIOD
Allowance for Doubtful Accounts         1994     $  750,000      $382,797     $332,797      $  800,000
                                        1995        800,000       570,758      570,758         800,000
                                        1996        800,000       384,593      284,593         900,000
Allowance for Inventory Obsolescence    1994     $1,300,000      $241,957     $241,957      $1,300,000
                                        1995      1,300,000        72,244       72,244       1,300,000
                                        1996      1,300,000       202,624      102,624       1,400,000


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ITI Technologies, Inc.


March 20, 1997                By: /S/ THOMAS L. AUTH
                                      Thomas L. Auth
                         Its PRESIDENT AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

              NAME                             TITLE                          DATES
/s/  THOMAS L. AUTH               President, Chief Executive           March 20, 1997
     Thomas L. Auth               Officer, and Director

/s/ W. WALLACE MCDOWELL, JR.      Chairman of the Board                March 20, 1997
    W. Wallace McDowell, Jr.      of Directors and Director

/s/ WILLIAM C. UGHETTA, JR.       Director                             March 20, 1997
    William C. Ughetta, Jr.

/s/ PERRY J. LEWIS                Director                             March 20, 1997
    Perry J. Lewis

/s/ SANGWOO AHN                   Director                             March 20, 1997
    Sangwoo Ahn

/s/ WALTER BARRY                  Director                             March 20, 1997
    Walter Barry

/s/ JACK A. REICHERT              Vice President of Finance            March 20, 1997
    Jack A. Reichert              (Chief Accounting Officer)



                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ITI Technologies, Inc.:

Our report on the consolidated financial statements of ITI Technologies, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(d) on page 22 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 18, 1997

                              INDEX TO EXHIBITS

  EXHIBIT
    NO.      DESCRIPTION OF EXHIBIT                                                                PAGE
    10.1     Strategic Supplier Agreement No. FD1106 between Interactive Technologies, Inc. and
             Honeywell Inc. dated November 20, 1996.

    10.2     Letter Agreement dated December 23, 1996, between ADT Security Systems, Inc. and
             Interactive Technologies, Inc.

    10.3     Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 8, 1996).

    10.4     Lease Agreement dated April 28, 1995, between G.D. Packaging Machinery, Inc. and
             Interactive Technologies, Inc.

    11.1     Statement re compilation of per share earnings.

    23.1     Consent of Coopers & Lybrand L.L.P.

    27       Financial Data Schedule
