Form 10-Q
period 1997-03-31
ITI TECHNOLOGIES INC
filed 1997-05-08
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to___________________

Commission file number                        0-24900
                       --------------------------------------------------------


                             ITI Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1340453
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               2266 North Second Street, North St. Paul, MN 55109
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 777-2690
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 15, 1997, there were 8,324,062 shares of common stock outstanding.



                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


                                      INDEX                                PAGE

PART I --      FINANCIAL INFORMATION

               Item 1 --   Financial Statements                             3

               Item 2 --   Management's Discussion and Analysis             9
                           of Financial Condition and Results
                           of Operations

PART II        OTHER INFORMATION

               Item 5 --   Other Information                                11

               Item 6 --   Exhibits and Reports on Form 8-K                 11

               Signatures                                                   12



                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying 1997 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which is has been derived.



\s\ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Minneapolis, Minnesota
April 30, 1997

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31
                                                   -------------------------
                                                     1996              1997
                                                   --------         --------
                                                           (UNAUDITED)
Net sales ......................................   $ 22,109         $ 23,740
Cost of goods sold .............................     11,441           12,216
                                                   --------         --------
Gross profit ...................................     10,668           11,524
Operating expenses:
           Marketing, general and administrative      3,406            3,942
           Research and Development ............      1,560            1,648
           Amortization of intangible assets ...        228              228
                                                   --------         --------
Operating income ...............................      5,474            5,706
Other income (expense):
           Interest, net .......................        129              264
           Other, net ..........................         14              (19)
                                                   --------         --------
Income before income tax expense ...............      5,617            5,951
Income tax expense .............................      2,078            2,207
                                                   --------         --------
Net income .....................................   $  3,539         $  3,744
                                                   ========         ========
Primary earnings per share .....................   $   0.38         $   0.43
                                                   ========         ========
Weighted average shares outstanding ............      9,428            8,662
                                                   ========         ========

The accompanying notes are an integral part of the consolidated financial statements.


                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        DECEMBER 31,        MARCH 31,
                                                                            1996              1997
                                                                          --------          --------
ASSETS                                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................         $ 13,352          $ 19,476
  Accounts receivable ...........................................           14,593            12,866
  Inventories ...................................................           16,627            17,226
  Deferred income taxes .........................................            1,384             1,384
  Other current assets ..........................................            2,147             1,890
                                                                          --------          --------
      Total current assets ......................................           48,103            52,842

Property and equipment ..........................................            7,647             7,755
Excess of cost over net assets acquired .........................           23,398            23,233
Other intangible assets .........................................           10,646            10,831
Notes receivable, net of current portion ........................                                834
                                                                          --------          --------
      Total assets ..............................................         $ 89,794          $ 95,495
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................         $  2,981          $  4,068
  Accrued wages .................................................            1,586             1,582
  Income taxes payable ..........................................                              2,194
  Other accrued expenses ........................................            1,489             1,564
                                                                          --------          --------
      Total current liabilities .................................            6,056             9,408

Income taxes ....................................................            4,412             4,412
                                                                          --------          --------
      Total liabilities .........................................           10,468            13,820
                                                                          --------          --------

Commitments

Stockholders' equity:
  Common stock ($0.01 par value; authorized 15,000 shares; issued
  9,036, outstanding 8,414 shares at December 31, 1996 and issued
  9,036, outstanding 8,324 shares at March 31, 1997) ............               90                90
  Additional paid-in capital ....................................           72,411            72,411
  Retained earnings .............................................           14,491            18,235
  Treasury stock, at cost (622 shares at December 31, 1996
  and 712 shares at March 31, 1997) .............................           (7,666)           (9,061)
                                                                          --------          --------
      Total stockholders' equity ................................           79,326            81,675
                                                                          --------          --------
      Total liabilities and stockholders' equity ................         $ 89,794          $ 95,495
                                                                          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.



                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        1996              1997
                                                     --------          --------
                                                             (UNAUDITED)
OPERATING ACTIVITIES:
Net income ........................................  $  3,539          $  3,744
Adjustments to reconcile net income to cash
provided from operating activities:
 Amortization of intangible assets ................       343               250
 Depreciation and amortization ....................       248               356
 Provision for bad debt expense ...................       100
   Changes in operating assets and liabilities:
  Accounts receivable .............................    (1,358)            1,727
  Inventories .....................................    (2,471)             (599)
  Other current assets ............................       210               257
  Notes receivable, net of current portion ........                        (834)
  Accounts payable ................................        42             1,087
  Income taxes payable ............................     1,821             2,194
  Accrued expenses ................................       423                71
                                                     --------          --------
Net cash provided by operating activities .........     2,897             8,253
                                                     --------          --------
INVESTING ACTIVITIES:
Additions to property and equipment ...............      (791)             (464)
Additions to other intangible assets ..............      (228)             (270)
                                                     --------          --------
Net cash used in investing activities .............    (1,019)             (734)
                                                     --------          --------
FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ....         3
Payments for treasury STOCK .......................                      (1,395)
                                                     --------          --------

Net cash provided by (used in) financing activities         3            (1,395)
                                                     --------          --------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS .............................     1,881             6,124

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD ...........................     9,937            13,352
                                                     --------          --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD .................................  $ 11,818          $ 19,476
                                                     ========          ========

The accompanying notes are an integral part of the consolidated financial statements.



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated statements of operations for the three months ended March 31, 1997 and 1996, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996, were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

2. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for earnings per share (EPS) calculations. Statement No. 128 requires presentation of "basic" instead of "primary" and "diluted" instead of "fully diluted" EPS. Basic EPS includes only actual weighted average common shares outstanding during the period. Basic EPS would have been $0.02 higher in the first quarter of 1996 and 1997. There is no significant difference between the Company's diluted and fully diluted EPS. The new standard must be adopted in the fourth quarter of 1997.

4.       Subsequent Events

         On April 30, 1997, the Company purchased all of the outstanding stock of CADDX-CADDI Controls, Inc.(CADDX), for $19.0 million in cash. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems.

         Also on April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth.

5.       Other Financial Statement Data (in thousands):

                                                 December 31,       March 31,
                                                    1996              1997
                                                  --------          --------
                                                                   (UNAUDITED)
Accounts receivable:
 Accounts receivable ....................         $ 15,493          $ 13,766
 Allowance for doubtful accounts ........             (900)             (900)
                                                  --------          --------
   Total ................................         $ 14,593          $ 12,866
                                                  ========          ========
Inventories:
 Raw materials ..........................         $  7,358          $  8,410
 Allowance for obsolescence .............           (1,400)           (1,400)
                                                  --------          --------
                                                     5,958             7,010
 Work-in-process ........................            3,519             3,423
 Finished goods .........................            7,150             6,793
                                                  --------          --------
   Total ................................         $ 16,627          $ 17,226
                                                  ========          ========

Property and equipment, net:
 Machinery and equipment ................         $  8,178          $  8,238
 Furniture and fixtures .................            2,949             3,035
 Leasehold improvements .................              668               940
                                                  --------          --------
                                                    11,795            12,213
Accumulated depreciation and amortization           (4,148)           (4,458)
                                                  --------          --------
   Total ................................         $  7,647          $  7,755
                                                  ========          ========

Other intangible assets:
 Trademarks and trade names .............         $ 10,079          $ 10,079
 Technology and patents .................            1,591             1,851
 All other ..............................              590               600
                                                  --------          --------
                                                    12,260            12,530
Accumulated amortization ................           (1,614)           (1,699)
                                                  --------          --------
   Total ................................         $ 10,646          $ 10,831
                                                  ========          ========

Other accrued expenses:
 Warranty ...............................         $    400          $    400
 Professional fees ......................              416               381
 All other ..............................              673               783
                                                  --------          --------
   Total ................................         $  1,489          $  1,564
                                                  ========          ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

                  NET SALES. Net sales increased by $1.6 million, or 7.4%, from $22.1 million for the three months ended March 31, 1996, to $23.7 million for the three months ended March 31, 1997. The increase in sales for the first quarter is primarily attributable to increases in net sales to the Company's largest customers and is due to volume increases, as prices remained relatively stable over these periods. Sales to ADT Security Systems, Inc., excluding sales to the ADT dealer program, were $10.1 million or 42.5% of sales for the quarter.

                  GROSS PROFIT. Gross profit increased from $10.7 million for the first quarter of 1996 to $11.5 million for the first quarter of 1997 and increased as a percentage of net sales from 48.3% to 48.5%. These increases were primarily due to increased sales volume.

                  MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $3.4 million for the first quarter of 1996 to $3.9 million for the first quarter of 1997. As a percentage of net sales, marketing, general and administrative expenses for the quarter increased from 15.4% in 1996 to 16.6% in 1997 due to increased employment costs in the sales and marketing areas and costs associated with new product introductions.

                  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased $88,000 to $1.6 million for the first quarter of 1997. The increase was primarily due to the Company's continued emphasis on research and new product development. New products introduced in the first quarter include the Quick Bridge family, a group of wireless receivers equipped with interfaces that add on to other manufactures' hardwired panels, thus broadening the market opportunities for ITI Learn Mode sensors. Additionally, in the second quarter of 1997, the Company plans to launch its Simon security system, an entry-level wireless system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs.

                  AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition related intangible assets was $228,000 for the first quarter of both 1996 and 1997.

                  NET INTEREST INCOME. Net interest income improved from $129,000 for the first quarter of 1996 to $264,000 for the first quarter of 1997 due primarily to an increase in cash available for placement in high quality, short-term investments.

                  INCOME TAX EXPENSE. Income tax expense increased from $2.1 million for the first quarter of 1996 to $2.2 million for the first quarter of 1997. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company has funded its operations primarily with cash from operations. For the first three months of 1997, the Company generated net cash from operating activities of $8.3 million. Net cash provided by operating activities resulted primarily from net income, depreciation and amortization charges, and changes in operating assets and liabilities. In addition, cash was used to fund the Company's dealer financing program which was established to finance equipment sales to the Company's independent dealer network.

                  For the first three months of 1997, net cash invested in purchases of property and equipment was $464,000. For the year ended December 31, 1997, the Company expects that purchases of property and equipment will be approximately $3.0 million

                  For the first three months of 1997, net cash used in financing activities of $1.4 million was the result of the purchase of additional shares of the Company's common stock.

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

                  On April 30, 1997, subsequent to the balance sheet date, the Company purchased all of the outstanding stock of CADDX-CADDI Controls, Inc.(CADDX), for $19.0 million in cash. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems with approximately $17.0 million of revenue in fiscal 1996, with 40% of such revenues coming from sales outside of North America. The Company believes the acquisition will provide additional opportunities and distribution channels into the North American and international markets.

                  On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified financial ratios and minimum net worth.

                  The Company believes that cash flows from operations and funds available through the Company's credit facility will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1997.

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

         15.      Letter re unaudited interim financial information.

         27.      Financial data schedule.

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997 or during the period from March 31, 1997 to the date of this Quarterly Report on Form 10-Q.



                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 1997                        ITI TECHNOLOGIES, INC.



                                           By  /s/ Jack A. Reichert
                                               Jack A. Reichert
                                               Vice President of Finance
                                               (Chief Accounting Officer)