Form 10-Q
period 1997-06-30
ITI TECHNOLOGIES INC
filed 1997-08-14
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

         As of July 31, 1997, there were 8,382,762 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                INDEX                                               PAGE

PART I --         FINANCIAL INFORMATION

                  Item 1 --         Financial Statements                              3

                  Item 2 --         Management's Discussion and Analysis             12
                                    of Financial Condition and Results
                                    of Operations

PART II           OTHER INFORMATION

                  Item 5 --         Other Information                                16

                  Item 6 --         Exhibits and Reports on Form 8-K                 16

                  Signatures                                                         18


                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statement of operations for the three month and six month periods then ended and the consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying 1997 financial statements for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Minneapolis, Minnesota
July 28, 1997

                             ITI TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE THREE            FOR THE SIX
                                                MONTHS ENDED           MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                           --------------------    --------------------
                                             1996        1997        1996        1997
                                           --------    --------    --------    --------
                                                            (UNAUDITED)
Net sales                                  $ 23,319    $ 25,403    $ 45,428    $ 49,143
Cost of goods sold                           12,316      13,511      23,757      25,727
Inventory purchase accounting adjustment                    725                     725
                                           --------    --------    --------    --------
Gross profit                                 11,003      11,167      21,671      22,691
Operating expenses:
  Marketing, general end administrative       3,549       4,764       6,955       8,706
  Research and development                    1,515       1,834       3,075       3,482
  Purchased in-process research
       and development costs                              5,200                   5,200
  Amortization of intangible assets             228         296         456         524
                                           --------    --------    --------    --------
Operating income (loss)                       5,711        (927)     11,185       4,779
Other income (expense):
  Interest, net                                 190         127         320         391
  Other, net                                    (17)         (5)         (4)        (24)
                                           --------    --------    --------    --------
Income (loss) before income tax expense       5,884        (805)     11,501       5,146
Income tax expense                            2,215       1,616       4,293       3,823
                                           --------    --------    --------    --------
Net income (loss)                          $  3,669    $ (2,421)   $  7,208    $  1,323
                                           ========    ========    ========    ========
Primary earnings (loss) per share          $   0.39    $  (0.29)   $   0.76    $   0.15
                                           ========    ========    ========    ========
Weighted average shares outstanding           9,498       8,334       9,463       8,665
                                           ========    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   JUNE 30,
                                                                  1996        1997
                                                                --------    --------
                                                                          (UNAUDITED)
ASSETS
   Current assets:
     Cash and cash equivalents                                  $ 13,352    $    212
     Accounts receivable                                          14,593      15,019
     Inventories                                                  16,627      19,355
     Deferred income taxes                                         1,384       1,362
     Other current assets                                          2,147       2,386
                                                                --------    --------
          Total current assets                                    48,103      38,334
   Property and equipment                                          7,647       9,508
   Excess of cost over net assets acquired                        23,398      28,736
   Other intangible assets                                        10,646      18,135
   Notes receivable, net of current portion                                    1,275
                                                                --------    --------
          Total assets                                          $ 89,794    $ 95,988
                                                                ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                           $  2,981    $  3,715
     Accrued wages                                                 1,586       2,088
     Other accrued expenses                                        1,489       2,352
                                                                --------    --------
          Total current liabilities                                6,056       8,155
   Borrowings under revolving credit agreement                                 1,875
   Income taxes                                                    4,412       6,524
                                                                --------    --------
          Total liabilities                                       10,468      16,554
                                                                --------    --------

   Commitments

   Stockholders' equity:
     Common stock ($0.01 par value; authorized 30,000
          shares; issued 9,036, outstanding 8,414 shares at
          December 31, 1996 and issued 9,067, outstanding
          8,355 shares at June 30, 1997)                              90          91
     Additional paid-in capital                                   72,411      72,590
     Retained earnings                                            14,491      15,814
     Treasury stock, at cost (622 shares at December 31, 1996
          and 712 shares at June 3O, 1997)                        (7,666)     (9,061)
                                                                --------    --------
          Total stockholders' equity                              79,326      79,434
                                                                --------    --------
          Total liabilities and stockholders' equity            $ 89,794    $ 95,988
                                                                ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE SIX
                                                            MONTHS ENDED
                                                              JUNE 30,
                                                          1996        1997
                                                        --------    --------
                                                            (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                              $  7,208    $  1,323
Adjustments to reconcile net income to cash
provided from operating activities:
  Amortization of intangible assets                          608         569
  Depreciation and amortization                              523         792
  Provision for bad debt expense                             100
  Inventory purchase accounting adjustment                               725
  Purchased in-process research and development costs                  5,200
  Changes in operating assets and liabilities:
     Accounts receivable                                  (1,308)      1,751
     Inventories                                          (2,989)       (122)
     Other current assets                                    131        (971)
     Accounts payable                                       (705)        (23)
     Income taxes payable                                  1,560
     Accrued expenses                                        678         788
                                                        --------    --------
Net cash provided by operating activities                  5,806      10,032
                                                        --------    --------
INVESTING ACTIVITIES:
Additions to property and equipment                       (2,319)     (1,463)
Additions to other intangible assets                        (673)       (947)
Issuance of notes receivable                                            (946)
Acquisitions of businesses, net of cash acquired                     (20,476)
                                                        --------    --------
Net cash used in investing activities                     (2,992)    (23,832)
                                                        --------    --------
FINANCING ACTIVITIES:
Proceeds from revolving credit agreement                               5,375
Payment of revolving credit agreement                                 (3,500)
Proceeds from exercise of common stock options               179         180
Payments for treasury stock                                           (1,395)
                                                        --------    --------
Net cash provided by financing activities                    179         660
                                                        --------    --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     2,993     (13,140)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   9,937      13,352
                                                        --------    --------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $ 12,930    $    212
                                                        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996, were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for earnings per share (EPS) calculations. Statement No. 128 requires presentation of "basic" instead of "primary" and "diluted" instead of "fully diluted" EPS. Basic EPS includes only actual weighted average common shares outstanding during the period. Basic EPS would have been $0.41 or $0.02 higher, and would have remained unchanged at $(0.29) in the second quarter of 1996 and 1997, respectively. Basic EPS would have been $0.81, or $0.05 higher, and $0.16, or $0.01 higher, for the six months ended June 30, 1996 and 1997, respectively. There is no significant difference between the Company's diluted and fully diluted EPS. The new standard must be adopted in the fourth quarter of 1997.

2.       ACQUISITIONS

         On April 30, 1997, the Company purchased all of the outstanding stock of CADDX-CADDI Controls, Inc. ("CADDX") for $19.0 million in cash (the "Acquisition"). In conjunction with the Acquisition, the Company also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the Acquisition, the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in these financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists, principally related to CADDX customers outside the United States, $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names, and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid over net assets acquired. The values assigned to the various identifiable intangible assets were determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date and the expected life cycle of the next generation of technology under development at the Acquisition date. Depreciation periods for property and equipment and amortization periods for trade names and the excess of cash paid over net assets acquired are consistent with ITI's existing policies. The customer list will be amortized over 15 years.

         At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system. It is not currently clear whether any of this technology will be commercially acceptable or whether it will function correctly. The development of the NX-8 requires several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It is not certain that these design innovations can be accomplished, and failure to achieve any one of these innovations will cause the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the quarter ended June 30, 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

         The following are unaudited pro forma consolidated results of operations for the six month periods ended June 30, 1996 and 1997, as if the Acquisition had occurred as of the beginning of each period. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the $5.2 million non-recurring charge to operations for the value assigned to the in-process NX-8 technology and the $725,000 non-recurring purchase accounting adjustment which resulted from the sale of the purchased inventory. The pro forma information also includes adjustments for additional depreciation and amortization, the reduction of compensation expense for a non-active majority shareholder, the reduction of interest income, additional interest expense due to the reduction of cash used for the Acquisition and the impact on the tax provision due to these adjustments. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's results of operations could actually have been if the Acquisition had, in fact, occurred on that date.

                                                            Pro Forma
                                                        Six Months Ended
                                                             June 30,
                                                             --------
                                                          1996      1997
                                                          ----      ----
                                                           (Unaudited)

                  Net sales, in thousands               $54,536   $55,083
                  Net income, in thousands                7,880     7,436
                  Primary earnings per share              $0.83     $0.86

         On May 22, 1997, the Company also completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36 month period ending May 2000 exceed certain levels, then a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. The Regency dealer program consists of over 100 Regency dealers throughout North America. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists, which is being amortized over its expected useful life of 10 years.

3.       LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc., in the United States District Court for the District of Minnesota. The Company intends to vigorously protect its patented technology from infringement. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of June 30, 1997, the Company has capitalized $2.1 million of costs related to this lawsuit.

4.       CREDIT FACILITY

         Also on April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth.

5.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                  December 31,  June 30,
                                                      1996        1997
                                                    --------    --------
                                                               (UNAUDITED)
Accounts receivable:
   Accounts receivable                              $ 15,493    $ 16,054
   Allowance for doubtful accounts                      (900)     (1,035)
                                                    --------    --------
        Total                                       $ 14,593    $ 15,019
                                                    ========    ========

   Inventories:
        Raw materials                               $  7,358    $  8,667
        Allowance for obsolescence                    (1,400)     (1,545)
                                                    --------    --------
                                                       5,958       7,122
        Work-in-process                                3,519       5,271
        Finished goods                                 7,150       6,962
                                                    --------    --------
            Total                                   $ 16,627    $ 19,355
                                                    ========    ========
   Property and equipment, net:
        Machinery and equipment                     $  8,178    $  9,288
        Furniture and fixtures                         2,949       3,410
        Building and improvements                        668       1,688
                                                    --------    --------
                                                      11,795      14,386
        Accumulated depreciation and amortization     (4,148)     (4,878)
                                                    --------    --------
            Total                                   $  7,647    $  9,508
                                                    ========    ========
   Other intangible assets:
        Trademarks and trade names                  $ 10,079    $ 13,829
        Technology and patents                         1,591       2,514
        Customer list                                              3,007
        Other                                            590         614
                                                    --------    --------
                                                      12,260      19,964
        Accumulated amortization                      (1,614)     (1,829)
                                                    --------    --------
            Total                                   $ 10,646    $ 18,135
                                                    ========    ========
   Other accrued expenses:
        Warranty                                    $    400    $    550
        Professional fees                                416         437
        Other                                            673       1,365
                                                    --------    --------
            Total                                   $  1,489    $  2,352
                                                    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL:

          On April 30, 1997, the Company purchased all of the outstanding stock of CADDX-CADDI Controls, Inc. ("CADDX") for $19.0 million in cash (the "Acquisition"). In conjunction with the Acquisition, the Company also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the Acquisition , the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems.

          The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in the financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists, principally related to CADDX customers outside the United States, $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names, and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid over net assets acquired. The values assigned to the various identifiable intangible assets were determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date and the expected life cycle of the next generation of technology under development at the Acquisition date.

          At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system. It is not currently clear whether any of this technology will be commercially acceptable or whether it will function correctly. The development of the NX-8 requires several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It is not certain that these design innovations can be accomplished, and failure to achieve any one of these innovations will cause the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the quarter ended June 30, 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

          On May 22, 1997, the Company also completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36 month period ending May 2000 exceed certain levels, then a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. The Regency dealer program consists of over 100 Regency dealers throughout North America. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists.

RESULTS OF OPERATIONS:

          NET SALES. Net sales increased by $2.1 million, or 8.9%, from $23.3 million for the three months ended June 30, 1996, to $25.4 million for the three months ended June 30, 1997. Net sales increased by $3.7 million, or 8.2%, from $45.4 million for the six months ended June 30, 1996, to $49.1 million for the six months ended June 30, 1997. The increase in sales is primarily attributable to volume increases, as prices remained relatively stable over these periods.

          Second quarter 1997 net sales include the results of the CADDX acquisition for May and June and the Regency product line for June. Excluding the effect of the acquisitions and sales to the Company's largest customer's branch operations, sales to all other customers increased 13.1% from the second quarter of 1996. Sales to the Company's largest customer's branch operations declined from 40.7% of total sales in the second quarter of 1996 to 26.7% of total sales in the second quarter of 1997 and are expected to continue to decline in both dollar and percentage terms through the remainder of 1997.

          GROSS PROFIT. Gross profit increased from $11.0 million for the second quarter of 1996 to $11.2 million for the second quarter of 1997, but decreased as a percentage of net sales from 47.2% to 44.0%. A substantial portion of the decrease is the result of a $725,000 non-recurring purchase accounting adjustment which resulted from the write-up of CADDX inventory at the acquisition date to reflect estimated selling price less the sum of estimated costs of completing and sale. Gross profits for the second quarter of 1997, excluding the $725,000 non-recurring purchase accounting charge, were 46.8% compared to 47.2% in the second quarter in 1996. The decrease in gross profit percentage is due to lower gross margins for CADDX sales that are going through distributors rather than directly to dealers. Gross profit increased from $21.7 million for the first six months of 1996 to $22.7 million for the first six months of 1997. These increases were primarily due to increased sales volume.

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $3.5 million for the second quarter of 1996 to $4.8 million for the second quarter of 1997, and increased from $7.0 million for the first six months of 1996 to $8.7 million for the first six months of 1997. The dollar increase in expenses is primarily due to the addition of the CADDX subsidiary. As a percentage of net sales, marketing, general and administrative expenses for the second quarter increased from 15.2% in 1996 to 18.8% in

     1997, and for the first six months of the year from 15.3% in 1996 to 17.7% in 1997, due to increased employment costs in the sales and marketing areas, costs associated with new product introductions and a $300,000 charge for anticipated costs associated with a change in our distribution arrangements in Australia.

          RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased $319,000 to $1.8 million for the second quarter of 1997, and increased $407,000 to $3.5 million for the first six months of 1997. The increase was primarily due to the Company's continued emphasis on research and new product development. New products introduced in 1997 include the Quick Bridge family, a group of wireless receivers equipped with interfaces that add on to other manufactures' hardwired panels, thus broadening the market opportunities for ITI Learn Mode sensors. Additionally, the Company has launched its Simon security system, an entry-level wireless system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs. The Company anticipates that it will continue this high level of development activity through the remainder of 1997.

          PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COST. During the second quarter in conjunction with the Acquisition, the Company made a $5.2 million non-recurring charge to operations for value assigned at the Acquisition date to purchased technology under development.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $228,000 for the second quarter of 1996 to $296,000 for the second quarter of 1997, and from $456,000 for the first six months of 1996 to $524,000 for the first six months of 1997. The increase is attributable to the Company's second quarter acquisitions. Amortization of these intangible assets is expected to increase to $352,000 in the third and fourth quarters as a full quarter of the acquisition-related amortization is reflected.

          NET INTEREST INCOME. Net interest income decreased from $190,000 for the second quarter of 1996 to $127,000 for the second quarter of 1997 as a result of the acquisitions for the second quarter utilizing the Company's available cash. During the first six months of 1996, net interest income totaled $320,000 compared to $391,000 for the first six months of 1997, which was due primarily to an increase in cash available for placement in high quality, short-term investments prior to the acquisitions.

          INCOME TAX EXPENSE. Income tax expense decreased from $2.2 million for the second quarter of 1996 to $1.6 million for the second quarter of 1997, and from $4.3 million for the first six months of 1996 to $3.8 million for the first six months of 1997. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. Additionally, the 1997 effective tax rate was impacted by the non-deductibility for income tax purposes of the $5.2 million non-recurring charge for purchased technology under development.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations primarily with cash from operations. For the first six months of 1997, the Company generated net cash from operating activities of $10.0 million. Net cash provided by operating activities resulted primarily from $7.0 million in net income excluding non-cash acquisition-related adjustments, $1.4 million in depreciation and amortization charges, and $1.4 million from changes in operating assets and liabilities, principally accounts receivable and accrued expenses.

          During 1997, the Company invested $20.5 million in acquisitions of businesses, net of cash acquired. Additionally, the Company made purchases of property and equipment totaling $1.5 million. For the year ended December 31, 1997, the Company expects that purchases of property and equipment will be approximately $3.0 million.

          For the first six months of 1997, net cash provided by financing activities was $660,000. This was the result of credit agreement borrowings, net of payments, totaling $1,875,000 and proceeds from the exercising of stock options of $180,000, less the purchase of 90,000 additional shares of the Company's common stock for $1,395,000.

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

          On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified financial ratios and minimum net worth.

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

Item 5.  Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                  11. Statement regarding computation of per share earnings.

                  15. Letter regarding unaudited interim financial information.

                  27.      Financial data schedule.

         (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997, or during the period from June 30, 1997, to the date of this Quarterly Report on Form 10-Q:

                  (i) A Current Report on Form 8-K was filed by the Company on April 17, 1997, to report the information contained in the Company's press release dated April 7, 1997, regarding the agreement entered into by the Company to acquire CADDX-CADDI Controls, Inc., a Gladewater, Texas, based designer and manufacturer of advanced hardwire electronic security systems.

                  (ii) A Current Report on Form 8-K was filed by the Company on May 15, 1997, to report that effective April 30, 1997, the Company acquired from four individual shareholders all of the common stock of CADDX-CADDI Controls, Inc., a Gladewater, Texas, based designer and manufacturer of advanced hardwire electronic security systems. The financial statements and pro forma financial information required by Item 7 of the Current Report on Form 8-K were not filed, however, in accordance with Item 7(a)(4) and Item 7(b)(2) of the Current Report on Form 8-K, it was reported that such financial statements and pro forma financial information would be filed on or before July 14, 1997.

                  (iii) A Current Report on Form 8-K was filed by the Company on June 2, 1997, to report the acquisition of the Regency Product Line and Dealer Program from the Silent Knight Division of Willknight, Inc. of Maple Grove, Minnesota.

                  (iv) An Amendment No. 1 to Current Report was filed by the Company on Form 8-K/A-1 on July 14, 1997, to amend the Current Report on Form 8-K filed on May 15, 1997, for the purpose of filing the financial statements and pro forma financial information required by Item 7 of the Current Report on Form 8-K with respect to the acquisition by the Company of CADDX-CADDI Controls, Inc.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1997                     ITI TECHNOLOGIES, INC.



                                            By  /s/ Jack A. Reichert
                                                Jack A. Reichert
                                                Vice President of Finance
                                                (Chief Accounting Officer)