Form 10-Q
period 1997-09-30
ITI TECHNOLOGIES INC
filed 1997-11-12
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

Commission file number                        0-24900
                      ----------------------------------------------------------

                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                06-1340453
----------------------------------------    ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

               2266 North Second Street, North St. Paul, MN 55109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 777-2690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         As of October 31, 1997, there were 8,450,280 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX                                 PAGE

PART I --   FINANCIAL INFORMATION

            Item 1 --         Financial Statements                           3

            Item 2 --         Management's Discussion and Analysis          11
                              of Financial Condition and Results
                              of Operations

PART II     OTHER INFORMATION

            Item 5 --         Other Information                             16

            Item 6 --         Exhibits and Reports on Form 8-K              16

            Signatures                                                      17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997, and the consolidated statement of cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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




\s\ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Minneapolis, Minnesota
October 27, 1997

                             ITI TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE THREE             FOR THE NINE
                                                     MONTHS ENDED              MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                ----------------------    ----------------------
                                                  1996          1997        1996         1997
                                                ---------    ---------    ---------    ---------
                                                                   (UNAUDITED)
Net sales ..................................    $  24,441    $  26,468    $  69,869    $  75,611
Cost of goods sold .........................       12,525       14,516       36,282       40,243
Inventory purchase accounting adjustment ...                                                 725
                                                ---------    ---------    ---------    ---------
Gross profit ...............................       11,916       11,952       33,587       34,643
Operating expenses:
     Marketing, general and administrative .        4,065        4,727       11,020       13,433
     Research and development ..............        1,574        1,982        4,649        5,464
     Purchased research and development cost                                               5,200
     Amortization of intangible assets .....          228          352          684          876
                                                ---------    ---------    ---------    ---------
Operating income ...........................        6,049        4,891       17,234        9,670
Other income (expense):
     Interest, net .........................          215           75          535          466
     Other, net ............................            6            5            2          (19)
                                                ---------    ---------    ---------    ---------
Income before income tax expense ...........        6,270        4,971       17,771       10,117
Income tax expense .........................        2,336        1,782        6,629        5,605
                                                ---------    ---------    ---------    ---------
Net income .................................    $   3,934    $   3,189    $  11,142    $   4,512
                                                =========    =========    =========    =========
Primary and fully diluted earnings per share    $    0.41    $    0.35    $    1.17    $    0.51
                                                =========    =========    =========    =========
Weighted average shares outstanding ........        9,604        9,103        9,510        8,811
                                                =========    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                   1996           1997
                                                                ----------     ----------
ASSETS                                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents ..............................    $   13,352     $    5,319
    Accounts receivable ....................................        14,593         14,980
    Inventories ............................................        16,627         19,087
    Deferred income taxes ..................................         1,384          1,362
    Other current assets ...................................         2,147          1,974
                                                                ----------     ----------
       Total current assets ................................        48,103         42,722

Property and equipment .....................................         7,647          9,769
Excess of cost over net assets acquired ....................        23,398         28,581
Other intangible assets ....................................        10,646         18,237
Notes receivable, net of current portion ...................                        1,415
                                                                ----------     ----------
       Total assets ........................................    $   89,794     $  100,724
                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................    $    2,981     $    4,749
    Accrued wages ..........................................         1,586          2,635
    Income taxes payable ...................................                        1,440
    Other accrued expenses .................................         1,489          1,864
                                                                ----------     ----------
       Total current liabilities ...........................         6,056         10,688

Income taxes ...............................................         4,412          6,524
                                                                ----------     ----------
       Total liabilities ...................................        10,468         17,212
                                                                ----------     ----------

Commitments

Stockholders' equity:
    Common stock ($0.01 par value; authorized 30,000
       shares; issued 9,036, outstanding 8,414 shares at
       December 31, 1996; issued 9,162, outstanding
       8,450 shares at September 30, 1997) .................            90             92
    Additional paid-in capital .............................        72,411         73,478
    Retained earnings ......................................        14,491         19,003
    Treasury stock, at cost (622 shares at December 31, 1996
       and 712 shares at September 30, 1997) ...............        (7,666)        (9,061)
                                                                ----------     ----------
       Total stockholders' equity ..........................        79,326         83,512
                                                                ----------     ----------
       Total liabilities and stockholders' equity ..........    $   89,794     $  100,724
                                                                ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------
                                                              1996           1997
                                                            ---------     ---------
OPERATING ACTIVITIES:                                             (UNAUDITED)
Net income .............................................    $  11,142     $   4,512
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of intangible assets .................          855           946
     Depreciation and amortization .....................          834         1,290
     Provision for bad debt expense ....................          100           (25)
     Inventory purchase accounting adjustment ..........                        725
     Purchased in-process research and development costs                      5,200
     Changes in operating assets and liabilities:
         Accounts receivable ...........................       (1,027)        1,815
         Inventories ...................................       (3,835)          146
         Other current assets ..........................          315          (647)
         Accounts payable ..............................         (112)        1,011
         Income taxes payable ..........................        1,537         1,440
         Accrued expenses ..............................        1,302           847
                                                            ---------     ---------
Net cash provided by operating activities ..............       11,111        17,260
                                                            ---------     ---------
INVESTING ACTIVITIES:
Additions to property and equipment ....................       (3,005)       (2,222)
Additions to other intangible assets ...................         (998)       (1,225)
Issuance of notes receivable ...........................                       (998)
Acquisitions of businesses, net of cash acquired .......                    (20,522)
                                                            ---------     ---------
Net cash used in investing activities ..................       (4,003)      (24,967)
                                                            ---------     ---------
FINANCING ACTIVITIES:
Proceeds from revolving credit agreement ...............                      6,310
Payment of revolving credit agreement ..................                     (6,310)
Proceeds from exercise of common stock options .........          572         1,069
Payments for treasury stock ............................                     (1,395)
                                                            ---------     ---------
Net cash provided by (used in) financing activities ....          572          (326)
                                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ..............................        7,680        (8,033)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD ............................        9,937        13,352
                                                            ---------     ---------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD ..................................    $  17,617     $   5,319
                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996, were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the 1997 interim financial information included herein. Their report on such review accompanies this filing.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for earnings per share (EPS) calculations. Statement No. 128 requires presentation of "basic" instead of "primary" and "diluted" instead of "fully diluted" EPS. Basic EPS includes only actual weighted average common shares outstanding during the period. Basic EPS would have been $0.44, or $0.03 higher, and $0.38, or $0.03 higher in the third quarter of 1996 and 1997, respectively. Basic EPS would have been $1.25, or $0.08 higher, and $0.54, or $0.03 higher, for the nine months ended September 30, 1996 and 1997, respectively. There is no significant difference between the Company's diluted and fully diluted EPS. The new standard must be adopted in the fourth quarter of 1997.

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

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in these financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and

2.       ACQUISITIONS CONTINUED

         equipment, $1.25 million to customer lists, principally related to CADDX customers outside the United States, $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names, and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid (including transaction costs) over net assets acquired. The values assigned to the various identifiable intangible assets were determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date and the expected life cycle of the next generation of technology under development at the Acquisition date. Depreciation periods for property and equipment and amortization periods for trade names and the excess of cash paid over net assets acquired are consistent with ITI's existing policies. The customer list will be amortized over 15 years.

         At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system. It is not currently clear whether any of this technology will be commercially acceptable or whether it will function correctly. The development of the NX-8 requires several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It is not certain that these design innovations can be accomplished, and failure to achieve any one of these innovations will cause the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

         The following are unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 1996 and 1997, as if the Acquisition had occurred as of the beginning of each period. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the $5.2 million non-recurring charge to operations for the value assigned to the in-process NX-8 technology and the $725,000 non-recurring purchase accounting adjustment which resulted from the sale of the purchased inventory. The pro forma information also includes adjustments for additional depreciation and amortization, the reduction of compensation expense for a non-active majority shareholder, the reduction of interest income, additional interest expense due to the reduction of cash used for the Acquisition and the impact on the tax provision due to these adjustments. The unaudited proforma consolidated results of operations do not purport to

2.       ACQUISITIONS CONTINUED

         represent what the Company's results of operations could actually have been if the Acquisition had, in fact, occurred on that date.

                                                       Pro Forma
                                                   Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                 1996            1997
                                               ---------      ---------
                                                      (Unaudited)

               Net sales, in thousands         $  83,532      $  81,551
               Net income, in thousands           12,153         10,636
               Primary earnings per share      $    1.28      $    1.21

         On May 22, 1997, the Company also completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36-month period ending May 2000 exceed certain levels, then a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. The Regency dealer program consists of over 100 Regency dealers throughout North America. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists, which will be amortized over its expected useful life of 10 years.

3.       LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution, Inc., in the United States District Court for the District of Minnesota. The Company intends to vigorously protect its patented technology from infringement. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of September 30, 1997, the Company has capitalized $2.4 million of costs related to this lawsuit.

4.       CREDIT FACILITY

         On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth. No borrowings were outstanding under the credit facility as of September 30, 1997.

5.       INCREASE IN THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK

         At the Company's Annual Meeting of Stockholders on May 22, 1997, the Company received approval to increase the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 shares to 30,000,000 shares.

6.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                       December 31,    September 30,
                                                          1996             1997
                                                       ----------       ----------
                                                                       (UNAUDITED)
Accounts receivable:
     Accounts receivable ........................      $   15,493       $   15,990
     Allowance for doubtful accounts ............            (900)          (1,010)
                                                       ----------       ----------
              Total .............................      $   14,593       $   14,980
                                                       ==========       ==========
Inventories:
     Raw materials ..............................      $    7,358       $    8,234
     Allowance for obsolescence .................          (1,400)          (1,553)
                                                       ----------       ----------
                                                            5,958            6,681
     Work-in-process ............................           3,519            4,788
     Finished goods .............................           7,150            7,618
                                                       ----------       ----------
              Total .............................      $   16,627       $   19,087
                                                       ==========       ==========

Property and equipment:
     Machinery and equipment ....................      $    8,178       $    9,900
     Furniture and fixtures .....................           2,949            3,547
     Building and improvements ..................             668            1,698
                                                       ----------       ----------
                                                           11,795           15,145
        Accumulated depreciation and amortization          (4,148)          (5,376)
                                                       ----------       ----------
              Total .............................      $    7,647       $    9,769
                                                       ==========       ==========

Other intangible assets:
     Trademarks and trade names .................      $   10,079       $   13,829
     Technology and patents .....................           1,591            2,793
     Customer lists .............................                            3,007
     Other ......................................             590              613
                                                       ----------       ----------
                                                           12,260           20,242
     Accumulated amortization ...................          (1,614)          (2,005)
                                                       ----------       ----------
              Total .............................      $   10,646       $   18,237
                                                       ==========       ==========

Other accrued expenses:
     Warranty ...................................      $      400       $      550
     Professional fees ..........................             416              439
     Other ......................................             673              875
                                                       ----------       ----------
              Total .............................      $    1,489       $    1,864
                                                       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          When used in this discussion, the words "believe", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, not only in this report, but also in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

          At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system. It is not currently clear whether any of this technology will be commercially acceptable or whether it will function correctly. The development of the NX-8 requires several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It is not certain that these design innovations can be accomplished, and failure to achieve any one of these innovations will cause the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

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

RESULTS OF OPERATIONS:

          NET SALES. Net sales increased by $2.0 million, or 8.3%, from $24.4 million for the three months ended September 30, 1996, to $26.5 million for the three months ended September 30, 1997. Net sales increased by $5.7 million, or 8.2%, from $69.9 million for the nine months ended September 30, 1996, to $75.6 million for the nine months ended September 30, 1997. The increase in sales is primarily attributable to volume increases, as prices remained relatively stable over these periods.

          Third quarter 1997 net sales include a full quarter of revenue for the CADDX acquisition and the Regency product line. Excluding the effect of the acquisitions and sales to the Company's largest customer's branch operations, sales to all other customers increased over 35% from the third quarter of 1996. Sales to the Company's largest customer's branch operations declined from 41.7% of total sales in the third quarter of 1996 to 5.8% of total sales in the third quarter of 1997 and are expected to continue to decline in both dollar and percentage terms through the remainder of 1997.

          GROSS PROFIT. Gross profit increased $26,000 from the third quarter of 1996 to almost $12 million for the third quarter of 1997, but decreased as a percentage of net sales from 48.8% to 45.2%. The decrease in gross margin percentage is due to a combination of inherently lower gross margins on CADDX sales, as those sales are made through distribution rather than directly to dealers, excess factory capacity due to the decrease in sales to the Company's largest customer, pricing pressure for products sold into the highly competitive mass market portion of the industry, and additional material and start-up expenses associated with the manufacture of new product offerings. Gross profit increased from $33.6 million for the first nine months of 1996 to $34.6 million for the first nine months of 1997. These increases were primarily due to increased sales volume and were partially offset by a $725,000 non-recurring purchase accounting adjustment in the second quarter which resulted from the write-up of CADDX inventory at the acquisition date to reflect estimated selling price less the sum of estimated costs of completion and sale.

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $4.1 million for the third quarter of 1996 to $4.7 million for the third quarter of 1997, and increased from $11.0 million for the first nine months of 1996 to $13.4 million for the first nine months of 1997. The dollar increase in expenses is primarily due to the addition of the CADDX subsidiary. As a percentage of net sales, marketing, general and administrative expenses for the third quarter increased from 16.6% in 1996 to 17.9% in 1997, and for the first nine months of the year from 15.8% in 1996 to 17.8% in 1997, due to increased employment costs in the sales and marketing areas, costs associated with new product introductions, and a $300,000 second quarter 1997 charge for anticipated costs associated with a change in distribution arrangements in Australia.

          RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased $408,000 to $2.0 million for the third quarter of 1997, and increased $815,000 to $5.5 million for the first nine months of 1997. The increase was primarily due to the Company's continued emphasis on research and new product development. New products introduced in 1997 include the Quick Bridge family, a group of wireless receivers equipped with interfaces that add on to other manufactures' hardwired panels, thus broadening the market opportunities for ITI Learn Mode sensors. Third quarter additions to the Quick Bridge family included the interfaces to Prince's HomeLink(R) System and to CADDX's new NX-8 security system. Additionally, the Company has launched its Simon security system, an entry-level wireless system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs. The Company anticipates that it will continue this high level of development activity through the remainder of 1997.

          PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COST. During the second quarter of 1997, in conjunction with the Acquisition, the Company made a $5.2 million non-recurring charge to operations for value assigned at the Acquisition date to purchased technology under development.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $228,000 for the third quarter of 1996 to $352,000 for the third quarter of 1997, and from $684,000 for the first nine months of 1996 to $876,000 for the first nine months of 1997. The increase is attributable to the Company's second quarter 1997 acquisitions.

          NET INTEREST INCOME. Net interest income decreased from $215,000 for the third quarter of 1996 to $75,000 for the third quarter of 1997, and decreased from $535,000 during the first nine months of 1996 to $466,000 for the first nine months of 1997 as cash and cash equivalents were used to purchase the Company's common stock through its stock re-purchase program and for the second quarter 1997 acquisition.

          INCOME TAX EXPENSE. Income tax expense decreased from $2.3 million for the third quarter of 1996 to $1.8 million for the third quarter of 1997, and from $6.6 million for the first nine months of 1996 to $5.6 million for the first nine months of 1997. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. Additionally, the 1997 effective tax rate was negatively impacted by the non-deductibility for income tax purposes of the $5.2 million non-recurring charge for purchased technology under development.

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

          The Company has funded its operations primarily with cash from operations. For the first nine months of 1997, the Company generated net cash from operating activities of $17.3 million. Net cash provided by operating activities resulted primarily from $10.2 million in net income excluding non-cash acquisition-related adjustments, $2.2 million in depreciation and amortization charges, and $4.6 million from changes in operating assets and liabilities, principally accounts receivable, accounts payable and income taxes payable.

          During 1997, the Company invested $20.5 million in acquisitions of businesses, net of cash acquired. Additionally, the Company made purchases of property and equipment totaling $2.2 million. For the year ended December 31, 1997, the Company expects that purchases of property and equipment will be approximately $3.0 million.

          For the first nine months of 1997, net cash used in financing activities was $326,000. This was the net result of proceeds from the exercise of stock options of $1.1 million, less the purchase of 90,000 additional shares of the Company's common stock for $1.4 million. In addition, the Company received proceeds from the revolving credit facility totaling $6.3 million. All borrowings during the year have been paid. No amounts were outstanding under this facility at September 30, 1997.

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

                           27.1     Financial data schedule (EDGAR filing only).

                  (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997, or during the period from September 30, 1997, to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1997               ITI TECHNOLOGIES, INC.



                                        By  /s/ Jack A. Reichert
                                            ------------------------------------
                                               Jack A. Reichert
                                               Vice President of Finance
                                               (Chief Accounting Officer)