Form 10-K405
period 1997-12-31
ITI TECHNOLOGIES INC
filed 1998-03-24
CIK 930542

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.
                         COMMISSION FILE NUMBER 0-24900

                              ---------------------

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

                                 ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

                                 ---------------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.01
                                                                 par value
                                                              (Title of class)
                                 ---------------------

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by non-affiliates of Registrant, based on the closing sale price of $25 5/8 per share as reported on The Nasdaq National Market on February 20, 1998: $173,983,859.

         Number of shares of Common Stock outstanding as of February 20, 1998:
8,491,044.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Registrant's Proxy Statement are incorporated by reference into Part III.

================================================================================

                             ITI TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                                                                       Page
                                                                                       ----
Documents Incorporated by Reference....................................................  3

Cross Reference Sheet..................................................................  4

PART I

Item 1.     Business...................................................................  5

Item 2.     Properties................................................................. 14

Item 3.     Legal Proceedings.......................................................... 14

Item 4.     Submission of Matters to a Vote of Security Holders........................ 15

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.................................................................... 16

Item 6.     Selected Consolidated Financial Data....................................... 17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................. 19

Item 8.     Financial Statements and Supplementary Data................................ 24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................... 24

PART III

Item 10 through Item 12. Also see "Documents Incorporated by Reference" (Page 3)....... 24

Item 13.    Certain Relationships and Related Transactions............................. 24

PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K............ 25

Index to Consolidated Financial Statements............................................. F-1

Report of Independent Accountants on Financial Statement Schedule...................... S-1

Financial Statement Schedule........................................................... S-2

Signatures  ........................................................................... S-3


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


      PARTS OF ANNUAL REPORT ON FORM 10-K                 DOCUMENTS INCORPORATED BY REFERENCE
-------------------------------------------------   ------------------------------------------------
PART III

Item 10.   Directors and Executive Officers of      Reference is made to the Registrant's definitive
           the Registrant                           proxy statement, which will be filed with the
                                                    Securities and Exchange Commission (the
                                                    "Commission") within 120 days after December 31,
                                                    1997 (the "Proxy Statement").

Item 11.   Executive Compensation                   Reference is made to the Registrant's Proxy
                                                    Statement.

Item 12.   Security Ownership of Certain            Reference is made to the Registrant's Proxy
           Beneficial Owners and Management         Statement.







            (The remainder of this page was intentionally left blank)

                              CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K


                   ITEM NUMBER AND CAPTION                          SUBJECT HEADINGS IN PROXY STATEMENT
--------------------------------------------------------------    ---------------------------------------
Item 10.   Directors and Executive Officers of the Registrant     Election of Directors/Executive
                                                                  Compensation

Item 11.   Executive Compensation                                 Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners        Security Ownership of Management
           and Management                                         and Certain Beneficial Owners







            (The remainder of this page was intentionally left blank)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ITI Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, manufacture and market electronic security systems and access control systems.

         The Company's wholly owned subsidiary, Interactive Technologies, Inc. ("ITI"), was incorporated in January 1980 under the laws of the State of Minnesota. In January 1985, ITI incorporated a foreign international sales corporation, ITI International, Inc., as a wholly owned subsidiary under the laws of The United States Virgin Islands.

         ITI Technologies, Inc. was incorporated in February 1992 under the laws of the State of Delaware for the purpose of acquiring ITI. On May 11, 1992, the Company acquired ITI from a United States holding company controlled by ADIA S.A. of Switzerland and certain members of ITI's management.

         In November 1994, the Company completed a public offering of 1,900,000 newly issued shares of common stock at $16.00 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. In May 1995, in a subsequent offering, selling shareholders sold 3,225,000 shares and the Company sold 225,000 shares at $24.00 per share. The Company used the net proceeds from these offerings to retire debt that had been incurred at the time of the acquisition of ITI.

         In April 1996, ITI incorporated ITI Finance Corporation as a wholly owned subsidiary under the laws of the State of Minnesota for the purpose of providing financing to the Company's independent dealer base.

         In August 1996, ITI incorporated Interactive Care, Inc. as a wholly owned subsidiary under the laws of the State of Minnesota to market and distribute the Company's personal emergency response products.

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

         On May 22, 1997, the Company completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. If sales of Regency products over the 36-month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. The Regency dealer program consists of approximately 150 Regency dealers throughout North America.

         Unless the context requires otherwise, the term "Company" shall refer to ITI Technologies, Inc. and its wholly owned subsidiaries, ITI, CADDX, ITI International, Inc., ITI Finance Corporation and Interactive Care, Inc.

INDUSTRY OVERVIEW

         There are multiple segments in the electronic security industry. The Company currently competes in the burglar alarm segment, the electronic access control segment and the commercial fire detection segment.

         A typical electronic security system consists of four basic components:
(i) a central control panel which coordinates and controls all security and home automation system functions and automatically reports emergency conditions and service information to a remote central monitoring facility; (ii) touchpads which enable the user to arm, disarm and give other commands to the system, including panic buttons to alert the central monitoring facility to police, fire and medical emergencies; (iii) a variety of sensors that detect intrusion, fire and other environmental conditions and report them to the system's central control panel; and (iv) sirens designed to frighten away an intruder and which alert the user to the particular alarm condition by audible signal or digitized voice while the control panel is reporting the condition to the central monitoring station. All of these devices are located in the protected home or business.

         There are two primary types of security systems: (i) hardwire systems, consisting of a control panel and sensors that communicate through wires, and
(ii) wireless systems, which utilize sensors that communicate with a central control panel using radio signals. Hardwire systems are particularly suited to new construction or areas of the world in which installation and labor costs are extremely low. Wireless systems are particularly well-suited for retrofitting systems into existing homes or businesses and for life safety markets such as panic and medical alert systems. A third type of security system is a hybrid system, which has both hardwire and wireless capabilities.

         The Company believes that several factors contribute to a favorable outlook for growth in the electronic security system market, including increasing use of wireless security systems, increasing growth in international demand for burglar alarm systems, increasing violent crime rates, increasing concern about crime, low penetration of security systems in United States households, improved technology and lower cost systems and the availability of insurance discounts to homeowners who purchase security systems.

CADDX HARDWIRE SECURITY SYSTEMS

         The Company believes that CADDX is well positioned for growth. The international market for security systems is rapidly growing, with the European market roughly the same size as the U.S. market and the non-European world market also roughly the equivalent of the U.S. market. CADDX is one of the largest U.S. exporters of security system controls. CADDX offers multiple systems to satisfy the needs of the international, new construction and low-end hardwire markets.

         NX-8. In mid-1997, CADDX introduced its NX-8 security system, which is designed to be a hybrid security system that will meet various countries' regulatory requirements throughout the world. The NX-8 is flexible, durable and user/installer friendly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. By adding an ITI wireless receiver to the NX-8 control panel, the NX-8 becomes a true hybrid system with both hardwire and wireless capabilities.

         RANGER 9000E. The CADDX Ranger 9000E is a powerful, simple and flexible hardwire panel, that can become a hybrid panel with the addition of a radio receiver. The Ranger 9000E is suitable for residential, commercial, retail and multi-tenant office building applications. This system provides the ability to incorporate security, access control and environmental process monitoring for commercial applications. Other security control panels in the CADDX Ranger family include the Ranger 8600, Ranger 8600E, Ranger 8980 and the Ranger 8980E.

         GLASS BREAK DETECTORS. CADDX manufactures a line of glass break detectors. CADDX has been manufacturing glass break detectors for approximately 20 years. CADDX's patented "3x3" technology, which is a method of glass break detection that monitors three specific frequency ranges for three different sets of data and looks for a "match" to the "signature" of breaking glass, is incorporated in CADDX glass break sensors, making them extremely reliable.

         OTHER CADDX PRODUCTS. CADDX also manufactures various other hardwire sensors for use in connection with hardwire control panels, including passive infrared sensors (or motion detectors) and seismic detectors.

SALES AND MARKETING OF CADDX PRODUCTS

         CADDX products are sold through domestic and international distributors. Approximately 40 percent of CADDX's sales are outside of North America.

ITI SUPERVISED WIRELESS SECURITY SYSTEMS

         ITI's wireless security systems are very flexible and can be programmed by the end-user to offer varying degrees of security, depending on the end-user's protection desires. The systems have the ability in all security levels to detect fire and other environmental conditions and to respond to manual activation for police, fire and medical emergencies.

         ITI offers a number of wireless security systems to meet a variety of price points and customer performance requirements, including:

         ULTRAGARD SYSTEM. ITI's UltraGard system was introduced in 1996. The UltraGard system features a 76-zone panel which operates on 12 volts (as opposed to the other products in ITI's line, which operate on 6 volts). This high performance system is well suited for commercial applications as well as the largest residential applications.

         CARETAKER PLUS SYSTEM. ITI's first generation CareTaker wireless system, introduced in 1988, was the first security system on the market to incorporate digitized voice technology and to provide the end-user with the ability to control the system by using an on- or off-site touch-tone telephone. The features of the CareTaker Plus system include system remote service and diagnostic capabilities, ITI's patented Learn Mode technology and the ability to accommodate both wireless and hardwire sensors. The CareTaker Plus system also can be used to monitor and control environmental conditions, such as adjusting the thermostat to control heating and air conditioning or turning lights on and off. This system has the capability to individually recognize up to 40 sensors and can be used with ITI's entire line of sirens, sensors, touchpads and other accessories. The CareTaker Plus system is suitable for use in both residential and commercial environments.

         COMMANDER 2000 SYSTEM. ITI's Commander 2000 system was introduced in 1994 to succeed the RF Commander system, which was first introduced in 1990. This system is an entry level wireless security system designed for use in smaller businesses, homes and apartments and has many of the advanced features found in more expensive systems. The Commander 2000 has the capability to individually recognize up to 16 wireless sensors and can be used with substantially all of ITI's accessories.

         SIMON. ITI's Simon system was introduced in 1997 as an entry-level wireless security system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs or where security equipment is either given away or installed at a loss in an effort to obtain a long-term monitoring contract. The Simon system has the capability to individually recognize up to 17 wireless sensors. Simon can be used with substantially all of ITI's existing sensors, including ITI's new line of lower cost sensors based upon Surface Acoustic Wave ("SAW") radio technology.

         CUSTOMIZED AND PRIVATE LABEL SYSTEMS. ITI has established relationships with large security companies to develop and manufacture customized, private label wireless security systems. In developing these systems, the Company may modify its existing systems by adding customized control panel software and component packaging as requested by the customer.

SYSTEM FEATURES AND COMPONENTS OF ITI'S WIRELESS SECURITY SYSTEMS

         ITI's wireless security systems incorporate several innovative and advanced features and components which increase product performance, reliability and marketability:

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

         BREADTH OF SENSOR LINE. ITI believes it offers the widest variety of wireless sensors currently available in the security system market. ITI's sensors include motion detectors; different types of intrusion sensors activated by sound, shock, or shattering glass; photoelectric smoke sensors; "rate-of-rise" fire sensors with a special thermostat activated by an unusually rapid temperature increase; carbon monoxide sensors; pocket-sized emergency transmitters; and environmental sensors to detect such conditions as furnace failure. ITI's sensors also are the smallest available in any supervised wireless security system. The Company believes that its wide variety of sensors and their compact size offer it a significant competitive advantage. Most of ITI's sensors have long-life lithium batteries, thus increasing system reliability and convenience. Much of ITI's sensor line utilizes crystal-controlled radio transmitters. In 1997, ITI introduced a new lower cost sensor line based on SAW radio technology for use in connection with certain low-end systems.

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

OTHER ITI PRODUCTS

         In addition to developing new features for existing products, ITI's innovative product development programs have produced products for related markets using its existing technologies:

         THE QUIK BRIDGE FAMILY. The Quik Bridge family is a group of wireless receivers equipped with interfaces that broaden the market opportunities for ITI Learn Mode sensors. ITI has introduced several Quik Bridge family members. The Quik Bridge Repeater extends the range of ITI sensors attached to ITI wireless receivers. The Quik Bridge Loop Receiver supports adding ITI wireless sensors to any hardwire panel that supports a common loop ground and/or a relay unit connection. ITI also has Quik Bridge receiver products specifically designated to work with the CADDX NX-8 control panel in domestic and international markets and certain Radionics and Detection Systems controls in the U.S. market. A 1997 addition to the Quik Bridge family allows the use of the ITI keychain touchpad to control ITI and other manufacturers' access control systems.

         METER MINDER. The Meter Minder, introduced in September 1992, consists of a CareTaker Plus control panel with modified software which performs several functions for electric and gas utilities, including automatic meter reading, historical usage reporting, outage reporting and remote power disconnect. ITI was selected to develop this product by the National Rural Electric Cooperative Association ("NRECA"), an industry trade association that includes approximately 950 electrical cooperatives providing service to 13 million households throughout the United States. Its software can be easily upgraded, allowing a radio receiver, touchpads, sensors and sirens to be added at the utility customer's option to allow the Meter Minder to function as an automatic meter reader and a CareTaker Plus security system. The Meter Minder/CareTaker Plus system can then be monitored by the installing utility, providing the utility with ongoing monthly monitoring revenues. The Meter Minder originally was developed with a hardwire link between the utility meter and the Meter Minder control panel. ITI has recently developed a wireless link, replacing this hardwire link.

         CS 4000 COMPUTERIZED CENTRAL STATION RECEIVER. ITI's CS 4000 Computerized Central Station Receivers can be used by the central monitoring service providers to receive and monitor information from homes and businesses protected with ITI's and certain other manufacturers' security systems. Monitoring station personnel transmit emergency messages to police, fire, medical or other authorities. The CS 4000 will be replaced with an enhanced Central Station Receiver, the CS 5000, in mid-1998.

         LIFEGARD. Recognizing the growing elderly population, ITI introduced in 1996 its LifeGard personal emergency response system. Like a security system, LifeGard maintains a communication link with a monitoring company in order to provide the fastest possible response during an emergency. Two-way voice with the monitoring company is initiated either when the owner presses one of at least two panic buttons, or when the system does not detect activity in the home after an elapsed time. The LifeGard system includes a control panel mounted on a base and includes a built-in Interrogator and a water-resistant panic pendant.

ACCESS CONTROL

         Electronic Access Control ("EAC") systems are designed to monitor traffic through and grant or deny access to buildings and other restricted areas depending on the clearance and authority level of the individual attempting to enter. A basic EAC system consists of four components: (i) a controller that, either independently or with a remote computer, controls the system database and issues commands to lock or unlock doors; (ii) a magnetic lock that responds to the controller commands; (iii) cards, or other identification technology, that carry user data; and (iv) readers that read the user data on the cards and send the information to the controller for processing. Assuming the user's identity resides in the system database and the user has proper authority, the controller issues the command for the door to unlock. EAC can range from control of a single door with a few users to hundreds of doors at multiple locations with thousands of users.

         ITI offers a number of EAC systems to meet a variety of price points and customer performance requirements, including:

         ACCESS NT. Based on Microsoft Windows NT software, this system allows multiple work stations to be functioning simultaneously to monitor the system, add cards, change access times, make badges, control closed-circuit television cameras, create reports, etc. The system expands the functionality of the Access Point Manager ("APM") panels.

         ACCESS 5.0. This system has many of the same functions as Access NT, but with a smaller system capacity and performing in a non-multitasking operation at a lower price point. Both Access 5.0 and Access NT are aimed at the middle to large EAC installations.

         EASY ACCESS. This is a Microsoft Windows-based system that provides the sophistication of more expensive PC-based systems but at a low price point. Easy Access controls up to 32 doors with a very simple to use point-and-click graphical interface.

         451 APM. This is a stand-alone system that provides much of the sophistication of a PC-based system without the expense of a host computer. Each 451 system has its own microprocessor, database and clock. Each 451 system can operate independently or as part of a network of up to 16 APMs, allowing the control of up to 32 doors without the use of a host computer.

         351 APM. The 351 system is aimed at small businesses that may have only one or two doors to protect, but want to control who gets in and at what times. The 351 system is designed to work independently to control one or two doors and has its own microprocessor, database and clock.

SALES AND MARKETING OF ITI PRODUCTS

         ITI sells to its independent dealer network, large security companies and other private label customers, and electric and gas utility companies.

         SALES TO INDEPENDENT DEALER NETWORK. ITI has a nation-wide sales force supporting its network of over 1,500 independent dealers. Through its independent dealer network, ITI's products are sold extensively throughout the United States and Canada. ITI's dealer sales and support programs include sales aids (such as sales literature and demo kits), marketing literature and instructional videos for both dealers and end-users. In addition, ITI provides its dealers with a wide variety of training programs and materials, including technical, sales, marketing and business management programs and a number of marketing newsletters. ITI recognizes its top dealers with an incentive program which includes an annual trip to ITI's national dealer sales meeting, which reinforces the ties between ITI and its key dealers. ITI believes its dealer program gives it a competitive advantage and engenders dealer loyalty. ITI's Security Pro and Regency dealer programs enhance and support its independent dealer network.

         SALES TO LARGE SECURITY COMPANIES AND OTHER PRIVATE LABEL ARRANGEMENTS. ITI designs and manufactures customized and private label systems for companies which sell the systems on a national and regional basis. These customers offer the potential for substantial sales volume, provide extensive geographic coverage and, in many cases, offer the ability to sell ITI's products under nationally recognized brand names. Members of ITI's senior management team are involved in initiating and maintaining relationships with its private label customers.

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

INTERNATIONAL SALES

         Export sales, primarily to Canada, Europe and Australia, accounted for 13.9%, 8.7% and 9.8% of the Company's net sales for 1997, 1996 and 1995, respectively (see the Consolidated Financial Statements and Notes thereto). The Company believes that international markets offer it an important opportunity for sales growth. The Company currently sells its products in over 57 foreign countries through distributors and dealers. The CADDX NX-8 system was designed specifically with the international market in mind. The NX-8 control panel includes special telecom and power interfaces that are acceptable under any country's regulations anywhere in the world. Furthermore, in response to various foreign sales opportunities, ITI has incorporated into its wireless security systems digitized voice response capabilities in several foreign languages and intends to expand its product development and marketing efforts to increase its international sales of wireless security products. ITI currently is designing its next generation of wireless security systems to satisfy the power, telephone, radio and other regulatory standards necessary to sell the systems in the European Community. ITI has also developed a wireless receiver for the CADDX NX-8 hardwire panel, which in combination creates a global hybrid product solution. Because the NX-8 has already gained numerous international approvals, it is helping to accelerate the introduction of ITI wireless sensors in the international market.

PRODUCT DEVELOPMENT

         In the years ended December 31, 1997, 1996, and 1995, the Company had research and development expenditures of $7.5 million, $6.3 million and $5.2 million, respectively. The Company's current product development efforts are primarily devoted to continuing the enhancement and expansion of its product lines and technologies.

COMPETITION

         The security systems industry is highly competitive, with a large number of manufacturers providing a wide range of products, from simple sensor components to advanced and complete systems. Competition is based primarily on product reliability, the incorporation of advanced technological features, ease of installation, sales support and price. The Company's competitors in the supervised wireless security system industry include Ademco Security Group (a division of Pittway Corporation), Linear Corp. (a subsidiary of Nortek, Inc.) and several smaller manufacturers. The Company also competes with numerous manufacturers of hardwire security systems, including Ademco Security Group, Napco Security Systems, Inc., Detection Systems, Inc., Digital Security Controls Ltd., C&K Components, Silent Knight Security Systems (an affiliate of Cargill Corporation), Aritech Corp. (a subsidiary of Sentrol, Inc.) and Radionics, Inc. (a subsidiary of Detection Systems, Inc.). Furthermore, the Company may encounter additional competition from future industry entrants. Some of these manufacturers have, and new competitors may have, substantially greater financial and other resources than the Company. While the Company believes that its product development program, innovative and attractive product features, technology and engineering expertise, and established independent dealer network and customer relationships give it a competitive advantage over many other security system manufacturers, there can be no assurance that the Company will continue to develop and market products that will be accepted in the marketplace.

MANUFACTURING

         The Company's production processes include printed circuit board assembly, testing and calibration and final assembly and testing. The Company has manufacturing facilities in North St. Paul, Minnesota and Gladewater, Texas. A Mexican facility assembles less complex, high-volume circuit boards, such as transmitter boards, and ships them to North St. Paul for calibration, final assembly and testing. The Company has invested in various automated printed circuit board assembly and test equipment at its North St. Paul, Gladewater and Mexican facilities to achieve manufacturing cost efficiencies and vertically integrate its production processes. From time to time, the Company uses certain contract manufacturers to perform some of its printed circuit board assembly and may increase its use of such companies to meet any increased demand. Certain of the chips, microprocessors and other products used in the Company's systems are obtained from single sources. If the Company could not obtain these components from these sources, there may be a 16-to 30-week lead time to obtain them from a different supplier. To help prevent delays in the shipment of its products, the Company maintains what it believes to be a sufficient amount of certain components in inventory or has made safety stock program arrangements with the suppliers.

INTELLECTUAL PROPERTY

         The Company's success is dependent in part on its proprietary information, technology and know-how. The Company relies on a combination of trade secret and copyright protection and confidentiality agreements to establish and protect its proprietary rights. In addition, the Company holds 12 patents covering various technologies, including its Learn Mode technology, and has several patent applications pending. The Company believes its Learn Mode technology in particular affords it significant competitive advantages because it has allowed the Company to substantially improve the performance and reliability of its products. The Company plans to aggressively protect its patents and other intellectual property and to pursue patents to protect its technology. There can be no assurance, however, that the Company will be able to protect its proprietary information, technology and know-how, deter misappropriation of its proprietary rights, or prevent third party development of substantially similar technology and products. In addition, there can be no assurance that any patent applications filed by the Company will result in issued patents or that any patents issued are or will be sufficiently broad to protect the Company's technologies or provide the Company with any material competitive advantages. There also can be no assurance that the patents the Company has obtained in the past or may obtain in the future will not be contested, invalidated or circumvented. See applicable discussions under "Item
3. Legal Proceedings" and the Consolidated Financial Statements and Notes thereto for discussions of current litigation proceedings involving intellectual property issues.

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

GOVERNMENT REGULATION

         Substantially all of the components in the Company's security systems require approval by the Federal Communications Commission ("FCC") before the systems may be marketed in the United States. Although the Company has obtained FCC approval of its products in the past, it cannot predict whether it will obtain FCC approvals for components of future products or whether FCC regulations might change with respect to the Company's current or future products. In addition, sales of the Company's products in countries outside of the United States usually are subject to similar types of approvals by regulatory authorities in those countries. The Company also is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous material, the discharge of material in the environment and otherwise relating to the protection of the environment. The Company believes it has complied in all material respects with all such laws and regulations.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the inability of many computer programs to correctly identify dates occurring after December 31, 1999, because they use two digits rather than four digits to identify years. This could cause a computer system failure or miscalculations, resulting in disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Company's assessment of the Year 2000 issue is substantially complete. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems or the Company. However, if such modifications and conversions are performed incorrectly, or if such modifications and conversions are not made by the Company's major customers and suppliers, the Year 2000 issue could have a material adverse impact on the financial condition and results of operations of the Company.

EMPLOYEES

         On December 31, 1997, the Company had 641 full-time employees, consisting of 372 in manufacturing, 95 in engineering and product development, 74 in customer service, 47 in sales, 42 in management and administration and 11 in marketing. These employees do not include the contract workers in the Mexican facility. None of the Company's employees are members of a collective bargaining unit, and the Company's management believes employee relations are good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and its largest manufacturing facility are located in North St. Paul, Minnesota, in two adjacent leased buildings that together provide approximately 148,000 square feet of manufacturing, warehouse and office space. The leases on the North St. Paul facilities expire on September 1, 1999. The Company also owns an approximately 33,000 square foot manufacturing and warehouse facility in Gladewater, Texas. In addition, the Company also utilizes a contract assembly plant in Navajoa, Mexico, consisting of approximately 22,000 square feet devoted exclusively to the Company's manufacturing needs.

         The Company also leases small warehouse and shipping point facilities in Anaheim, California, Richmond, Virginia and Toronto, Ontario, Canada. In early 1998, the Company closed a distribution warehouse located in Maplewood, Minnesota, and moved the subject distribution operation to its existing complex in North St. Paul, Minnesota.

         The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc. ("Pittway"), in the United States District Court for the District of Minnesota, for infringing on its patented technology. On March 9, 1998, following a two-month trial, a jury verdict was rendered finding that Pittway infringed patented technology owned by the Company and awarded the Company the amount of $35,954,344 in damages. Specifically, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent, United States Patent No. 4,855,713. The jury also rejected the defenses of invalidity and unenforceability raised by Pittway. The Learn Mode patent is at the heart of the Company's wireless security technology. In addition to the jury damages award, the Company will ask the Court to enter an injunction, based upon the jury's findings, prohibiting Pittway from infringing the Company's patent in the future. Pittway has announced that it intends to appeal. The Company's management will vigorously defend any such appeal.

         In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1997, or in the first quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "ITII." As of February 20, 1998, there were approximately 72 record holders of the Company's Common Stock.

         The following table sets forth, on a quarterly basis, the high and low closing sale prices for the Company's Common Stock for the two years ended December 31, 1997:

                                                 HIGH          LOW
                                                 ----          ---
                 1996
                 ----
                 Quarter:
                   First                       $29-3/4       $23-1/2
                   Second                       34            26-3/4
                   Third                        36-1/8        30-3/4
                   Fourth                       35-5/8        11-3/8

                 1997
                 ----
                 Quarter:
                   First                       $18           $13-1/4
                   Second                       22-7/8        14-1/8
                   Third                        29            22-13/16
                   Fourth                       28-1/8        21-3/4

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

                                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                     1997           1996          1995           1994           1993
                                                     ----           ----          ----           ----           ----

                                                                  (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales ...................................     $ 100,999      $  93,331     $  79,012      $  59,127      $  50,174
Cost of goods sold ..........................        53,628         48,217        42,126         32,371         28,938
Inventory purchase accounting adjustment(1)             725
                                                  ---------      ---------     ---------      ---------      ---------
Gross profit ................................        46,646         45,114        36,886         26,756         21,236
Operating expenses:
  Marketing, general and administrative .....        18,421         15,005        12,982         12,096         11,178
  Research and development, net .............         7,491          6,270         5,178          4,125          3,288
  Purchased research and development costs(2)         5,200
  Amortization of intangible assets .........         1,233            912           912            912          2,614
                                                  ---------      ---------     ---------      ---------      ---------
Operating income ............................        14,301         22,927        17,814          9,623          4,156
Interest income (expense), net ..............           627            815            38         (4,325)        (4,735)
Other income (expense), net .................          (122)             5           (13)            13           (152)
                                                  ---------      ---------     ---------      ---------      ---------
Income (loss) before income tax expense
  (benefit) and extraordinary item ..........        14,806         23,747        17,839          5,311           (731)
Income tax expense (benefit)(2) .............         7,202          8,655         6,488          1,896             (9)
                                                  ---------      ---------     ---------      ---------      ---------
Income (loss) before extraordinary item .....         7,604         15,092        11,351          3,415           (722)
Extraordinary item(3) .......................                                                       820
                                                  ---------      ---------     ---------      ---------      ---------
Net income (loss) ...........................     $   7,604      $  15,092     $  11,351      $   2,595      $    (722)
                                                  =========      =========     =========      =========      =========
Per share amounts, basic:
  Income (loss) before extraordinary item ...     $     .91      $    1.69     $    1.31      $     .61      $    (.13)
  Extraordinary item(3) .....................                                                      (.15)
                                                  ---------      ---------     ---------      ---------      ---------
  Net income (loss) .........................     $     .91      $    1.69     $    1.31      $     .46      $    (.13)
                                                  =========      =========     =========      =========      =========
  Weighted average shares outstanding .......         8,394          8,930         8,671          5,624          5,471
                                                  =========      =========     =========      =========      =========
Per share amounts, diluted:
  Income (loss) before extraordinary item ...     $     .87      $    1.63     $    1.26      $     .52      $    (.13)
  Extraordinary item(3) .....................                                                      (.12)
                                                  ---------      ---------     ---------      ---------      ---------
  Net income (loss) .........................     $     .87      $    1.63     $    1.26      $     .40      $    (.13)
                                                  =========      =========     =========      =========      =========
  Weighted average shares outstanding .......         8,705          9,246         9,022          6,515          5,471
                                                  =========      =========     =========      =========      =========

                                                              QUARTERLY FINANCIAL DATA
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         ---------------------------------------------------------------------------------------------
                                               1997                                             1996
                                            (UNAUDITED)                            (UNAUDITED AND NOT REVIEWED)
                         ----------------------------------------------   --------------------------------------------
                           FIRST      SECOND        THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH
                           -----      ------        -----      ------       -----      ------       -----      ------
Net sales .............  $ 23,740    $ 25,403     $ 26,468    $ 25,388    $ 22,109    $ 23,319    $ 24,441    $ 23,462
Gross profit (1) ......    11,524      11,167       11,952      12,003      10,668      11,003      11,916      11,527
Net income (loss) (2)..     3,744      (2,421)       3,189       3,092       3,539       3,669       3,934       3,950
Per share amounts:
  Basic(4) ............       .45        (.29)         .38         .37         .40         .41         .44         .44
  Diluted(4) ..........       .44        (.29)         .36         .35         .38         .40         .42         .43


                                                                 AS OF DECEMBER 31,
                                             --------------------------------------------------------
                                               1997         1996         1995       1994        1993
                                               ----         ----         ----       ----        ----
                                                                   (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.......................     $ 36,336     $42,047      $34,866    $19,145     $13,255
  Total assets..........................      103,959      89,794       80,077     64,494      59,314
  Current liabilities...................        8,995       6,056        6,225      7,300       7,316
  Total debt............................                                            4,500      39,544
  Total liabilities.....................       16,258      10,468        9,986     14,686      45,824
  Common stock and warrants
     subject to put option..............                                                        6,303
  Stockholders' equity..................       87,701      79,326       70,091     49,808       7,187


-------------------------

(1) Amount reflects a non-recurring purchase accounting adjustment to cost of goods sold of $725,000 in the second quarter of the year ended December 31, 1997, which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and selling at the time of the Acquisition.

(2) Amount reflects a non-recurring purchase accounting adjustment in the second quarter of the year ended December 31, 1997, which resulted from the write-off of $5.2 million for the value assigned to technology in process at the time of the Acquisition. This charge is not deductible for income tax purposes and, as such, no related tax benefit has been recorded as a part of the Company's income tax expense.

(3) In the fourth quarter of 1994, the Company incurred an extraordinary charge of $820,000, or $.12 per share, related to the write-off of unamortized discount and deferred financing charges, net of related income tax benefits of $462,000, in connection with the conversion of all outstanding warrants and retirement of debt subsequent to its November 24, 1994, initial public offering.

(4) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.







            (The remainder of this page was intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, not only in this report, but also in the Company's periodic reports on Forms 10-Q and 8-K filed with the Commission.

GENERAL

         In November 1994, the Company completed its initial public offering of 1,900,000 newly issued shares of common stock at $16.00 per share for net proceeds of $27,843,000. In May 1995, the Company completed a subsequent public offering issuing an additional 225,000 shares at $24.00 per share for net proceeds of $5.0 million.

         In November 1996, the Company's Board of Directors authorized the purchase of up to 900,000 shares of the Company's common stock on the open market, depending on market conditions and other factors. Through December 31, 1997, the Company has repurchased 711,500 shares of its common stock at a total cost of $9.1 million.

         On April 30, 1997, the Company purchased all of the outstanding stock of CADDX for $19.0 million in cash. In conjunction with the Acquisition, the Company also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the Acquisition, the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in the Company's financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists, principally related to CADDX customers outside the United States, $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid (including transaction costs) over net assets acquired. The values assigned to the various identifiable intangible assets were determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date and the expected life cycle of the next generation of technology under development at the Acquisition date. Depreciation periods for property and equipment and amortization periods for trade names, customer lists and the excess of cash paid over net assets acquired are consistent with the Company's existing policies.

         At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system and it was not clear whether any of this technology would be commercially acceptable or whether it would function correctly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It was not certain that these design innovations could be accomplished, and failure to achieve any one of these innovations would have caused the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

         On May 22, 1997, the Company completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36-month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. At the time of the acquisition, the Regency dealer program consisted of approximately 150 Regency dealers throughout North America. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists, which will be amortized over its expected useful life of 10 years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Operations for the year ended December 31:

                                                   1997        1996        1995
                                                   ----        ----        ----
Net sales......................................   100.0%      100.0%      100.0%
Cost of goods sold.............................    53.1        51.7        53.3
Inventory purchase accounting adjustment.......      .7          --          --
                                                  -----       -----       -----
Gross profit...................................    46.2        48.3        46.7
Operating expenses:
  Marketing, general and administrative........    18.2        16.0        16.4
  Research and development.....................     7.4         6.7         6.6
  Purchased research and development costs.....     5.2          --          --
  Amortization of intangible assets............     1.2         1.0         1.1
                                                  -----       -----       -----
Operating income...............................    14.2%       24.6%       22.6%
                                                  =====       =====       =====

         Net sales to the ten largest security system customers and to all other customers were as follows for the year ended December 31:

                                        1997                   1996                    1995
                               --------------------------------------------------------------------
                                  AMOUNT    PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                                     (Dollars in thousands)
Net sales:
  Ten largest customers......  $ 45,695        45%       $56,030       60%      $45,079        57%
  All other customers........    55,304        55         37,301       40        33,933        43
                               --------      ----        -------     ----       -------      ----
                               $100,999       100%       $93,331      100%      $79,012       100%
                               ========      ====        =======     ====       =======      ====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased by $7.7 million, or 8.2%, from $93.3 million for 1996 to $101.0 million for 1997. The increase in net sales is primarily attributable to business acquisitions and volume increases, as prices remained relatively stable over these periods.

         Net sales for 1997 include approximately eight months of revenue for the CADDX acquisition and the Regency product line. Excluding the effect of the acquisitions and sales to the Company's largest customer's branch operations, sales to all other customers increased over 16% from 1996. Sales to the Company's largest customer's branch operations declined from approximately 40% of total sales in 1996 to 21% of total sales in 1997, and are expected to continue to decline in 1998 in both dollar amount and percentage.

         GROSS PROFIT. Gross profit increased from $45.1 million for 1996 to $46.6 million for 1997 but decreased as a percentage of net sales from 48.3% in 1996 to 46.2% in 1997. This decrease was primarily due to the fact that the CADDX business has lower gross margins than the Company's traditional wireless business as the CADDX product line is sold through distribution rather than direct to dealers, and hardwire products have lower margins as compared to wireless products. In addition, margins were negatively impacted by the purchase accounting adjustment of $725,000, or .7% of sales, which resulted from the sale of inventory that had been written-up at the time of the Acquisition. Also, with the reduction of business from the branch operations of the Company's largest customer, the Company experienced excess capacity in its wireless manufacturing facility in the second half of the year.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $15.0 million for 1996 to $18.4 million for 1997 and increased as a percentage of net sales from 16.0% to 18.2%. The increase was primarily due to the addition of CADDX, increased employment costs in the sales and marketing areas, marketing costs associated with new product introductions and a $300,000 charge for costs associated with a change in distribution arrangements in Australia.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $6.3 million for 1996 to $7.5 million for 1997 as the Company continued its emphasis on research and development. New products introduced in 1997 included the Quik Bridge product line, the Simon security system, the CADDX NX-8 security system and related sensors. The Company anticipates that it will continue this high level of development activity in 1998.

         PURCHASED RESEARCH AND DEVELOPMENT COSTS. During the second quarter of 1997, in conjunction with the Acquisition, the Company recorded a $5.2 million non-recurring charge to operations for value assigned at the Acquisition date to purchased technology under development.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $912,000 for 1996 to $1,233,000 for 1997. This increase is attributable to the Company's second quarter 1997 acquisitions.

         NET INTEREST INCOME (EXPENSE). Net interest income decreased from $815,000 for 1996 to $627,000 for 1997 as cash and cash equivalents were used in late 1996 and early 1997 to purchase the Company's common stock through its stock repurchase program and for the second quarter 1997 acquisitions.

         INCOME TAX EXPENSE. Income tax expense decreased from $8.7 million for 1996 to $7.2 million for 1997. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of both the purchased research and development cost and amortization of excess of cost over net assets acquired.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

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

         In November 1996, ADT informed the Company that it was no longer included in ADT's "future strategic product planning" and that the Company should "anticipate a reduction in purchase orders from ADT during the first quarter of 1997. . . ." ADT has been the Company's largest single customer and accounted for over 41% of its revenue in 1996. Although ADT initially indicated that the Company should anticipate a significant decrease in product orders in the first quarter of 1997, ADT subsequently indicated that a transition to an alternative product source could not be completed until September 1997. In January 1997, the Company received purchase orders from ADT for approximately $20.3 million of wireless security products which were delivered in 1997. The Company continues to provide product to dealers participating in the ADT dealer program as well as product for repair and replacement purposes.

         GROSS PROFIT. Gross profit increased from $36.9 million for 1995 to $45.1 million for 1996 and increased as a percentage of net sales from 46.7% to 48.3%. This increase was primarily due to volume-related efficiencies in the Company's manufacturing operations including favorable pricing for the Company's raw material requirements, which have more than offset continued margin pressures from the increase in sales to large customers in 1996.

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

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets was $912,000 for both 1995 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified financial ratios and minimum net worth. No amounts were outstanding under this facility at December 31, 1997.

         The Company has funded its operations primarily with cash from operations and, to a lesser extent, from the Company's revolving credit facility. The Company generated net cash from operating activities of $18.0 million for 1997 and $14.3 million for 1996. Net cash provided by operating activities for 1997 resulted primarily from $13.3 million of net income excluding non-cash acquisition-related adjustments, and $3.1 million of depreciation and amortization charges. The changes in operating assets and liabilities netted to a $122,000 source of cash, which included a $2.7 million increase in inventory. The increase in inventory in 1997 was primarily due to the CADDX acquisition, and additional inventory associated with new products that were introduced in 1997 and scheduled to be introduced in the first half of 1998. Net cash from operating activities for 1996 resulted from $15.1 million of net income, $2.3 million of depreciation and amortization charges and $1.0 million of deferred income taxes, which more than offset the Company's $4.5 million use of cash for changes in operating assets and liabilities. Changes in operating assets and liabilities in 1996 were primarily due to increases in accounts receivable and inventories to support the Company's revenue growth.

         During 1997, the Company invested $20.5 million in acquisitions of businesses, net of cash acquired. Additionally, the Company made purchases of property and equipment totaling $2.8 million and other intangible assets, including ongoing patent defense cost, of $2.0 million. Although no significant commitments exist, the Company expects that purchases of property and equipment in 1998 will be approximately $3.5 million.

         Net cash provided by financing activities was $771,000 in 1997. This was the net result of proceeds from the exercise of stock options of $2.2 million, less $1.4 million of cash used to purchase 90,000 additional shares of the Company's common stock on the open market. Net cash used in financing activities was $5.9 million in 1996 as common stock purchases exceeded option activity.

         A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for non-collectibility and inventories for obsolescence and establishes allowances it believes are appropriate. In addition, the Company periodically assesses the recoverability of intangible assets based on undiscounted cash flows.

         The Company believes that cash flow from operations and funds currently available will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes ITI's Learn Mode patent and awarded ITI the amount of $35,954,344 in damages for lost profits and royalties. In addition, the Company will ask the Court to enter an injunction, based on the jury's findings, prohibiting Pittway from infringing ITI's patent in the future. Pittway has announced that it intends to appeal. The Company intends to vigorously protect its patented technology from infringement and will defend any such appeal. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of December 31, 1997, the Company has capitalized $3,150,000 of costs related to this lawsuit, and the Company expects that it will incur an additional $1,350,000 through the first quarter of 1998. If Pittway appeals, costs to defend that appeal will also be capitalized.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

         The Company believes that inflation and foreign currency fluctuations have not had a material effect on its operations.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the inability of many computer programs to correctly identify dates occurring after December 31, 1999, because they use two digits rather than four digits to identify years. This could cause a computer system failure or miscalculations, resulting in disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Company's assessment of the Year 2000 issue is substantially complete. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems or the Company. However, if such modifications and conversions are performed incorrectly, or if such modifications and conversions are not made by the Company's major customers and suppliers, the Year 2000 issue could have a material adverse impact on the financial conditions and results of operations of the Company.

RECENT ACCOUNTING DEVELOPMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. The Company does not expect the business segment information reported under the new standard to be substantially different than the information currently reported.

         The Company capitalizes certain costs of computer software developed or obtained for internal use. The amounts capitalized are not significant and the Company's policy for the capitalization of these costs is consistent with the guidelines included in the American Institute of Certified Public Accountants recent Statement of Position for accounting for costs of computer software developed or obtained for internal use.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors -- General -- Information Regarding Nominees for Election as Directors -- Board Actions and Committees" and "Executive Compensation -- Information Regarding Certain Executive Officers" contained in the Proxy Statement to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" -- "Election of Directors -- Compensation of Directors," -- "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Execution Compensation -- Report of the Compensation Committee," and "Performance Graph" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No transactions have occurred that require reporting under Item 13.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

         (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997, or from December 31, 1997 to the date of this Annual Report on Form 10-K.

         (c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

               3.1 Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 22, 1997.

               10.1 Real Estate Sales Contract dated April 30, 1997, between Kenneth T. Lewis and CADDX-CADDI Controls, Inc.

               10.2 Employment Agreement dated April 30, 1997, between CADDX Controls, Inc. and Joe Hurst.

               10.3 Noncompetition Agreement dated April 30, 1997, between ITI Technologies, Inc. and Joe Hurst.

               10.4 Revolving Credit Agreement dated April 30, 1997, between ITI Technologies, Inc. and Norwest Bank Minnesota, National Association.

               10.5 Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 22, 1997).

               10.6 Compatibility Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc.

               10.7 Trademark License Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc.

               10.8 Development and Supply Agreement between Interactive Technologies, Inc. and Westsec, Inc. d/b/a Westar Security Services dated June 20, 1997.

               10.9 Form of Exchange Agreement used in connection with the exchange of options issued to Nonemployee Directors under the Company's Nonemployee Director Stock Option Plan.

               10.10 Form of Exchange Agreement used in connection with the exchange of Series C Stock Options.

               10.11 Form of Consent to Award Modification used in connection with the repricing of Series D and E Stock Options.

               23.1 Consent of Coopers & Lybrand L.L.P.

               27.1 Financial Data Schedule (for electronic filing purposes only).

               27.2 Financial Data Schedule - Restatement of selected 1996 data due to SFAS No. 128, "Earnings per Share" (for electronic filing purposes only).

               27.3 Financial Data Schedule - Restatement of selected 1997 data due to SFAS No. 128, "Earnings per share" (for electronic filing purposes only).

         The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Registration Statement on Form S-1, as amended, which became effective on November 22, 1994 (the "Registration Statement"); the exhibit number assigned to each exhibit as filed with the Registration Statement is set forth in parentheses after the description of the exhibit:

               Exhibit No.      Description
               -----------      -----------

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

               2.9 Shareholders' Agreement dated as of March 1, 1989, by and among ITHC and the shareholders listed on Schedule A attached thereto. (Exhibit 2.9)

               3.2 Certificate of Incorporation of the Company, as amended, in effect on the date hereof. (Exhibit 3.1)

               3.3 Bylaws of the Company in effect as of the date hereof. (Exhibit 3.2)

               4.1              Form of Common Stock Certificate. (Exhibit 4.1)

               10.14 Adoption Agreement for Qualified Profit Sharing and 401(K) Plan. (Exhibit 10.7)

               10.15 Securities Purchase Agreement dated as of May 11, 1992, by and among the Company and TCW Special Placements Fund III, Sun Life Insurance Company, The Lincoln National Convertible Securities Fund, Inc., TCW Capital, and The Lincoln National Income Fund, Inc. (the "Warrantholders"). (Exhibit 10.16)

               10.16 First Amendment to Securities Purchase Agreement dated as of June 15, 1993, among the Company and Warrantholders. (Exhibit 10.17)

               10.17 Second Amendment to Securities Purchase Agreement dated as of December 23, 1993, among the Company and Warrantholders. (Exhibit 10.18)

               10.18 Letter Agreement dated March 15, 1993, by and between Thomas L. Auth and the Company. (Exhibit 10.33)

               10.19 Letter Agreement dated March 15, 1993, by and between Charles E. Briskey and the Company. (Exhibit 10.35)

               10.20 Letter Agreement dated May 11, 1992, by and between Robert E. Brunius and the Company. (Exhibit 10.36)

               10.21 Lease Agreement dated April 18, 1990, by and between Knoll Business Center La Palma, a California general partnership, as lessor, and Interactive Technologies, Inc., as lessee, and First Amendment to Lease dated as of May 31, 1993, between Knoll Business Center La Palma, a California general partnership, as lessor, and Interactive Technologies, Inc., as lessee. (Exhibit 10.40)

               10.22 Memorandum of Agreement dated August 16, 1989, between Interactive Technologies, Inc. and Mo-Mex Corporation. (Exhibit 10.43)

               10.23 Distributor Agreement dated as of July 22, 1994, between Interactive Technologies, Inc. and Sprint Products Group, Inc. (confidential treatment of certain portions of this document was requested and granted). (Exhibit 10.45)

               10.24 Settlement Agreement and Release between Atrix International, Inc. and Interactive Technologies, Inc. and License Agreement between Atrix International, Inc. and Interactive Technologies, Inc. (Exhibit 10.48).


         The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"); the exhibit number assigned to each exhibit as filed with the 1996 Form 10-K is set forth in parentheses after the description of the exhibit:

               Exhibit No.      Description
               -----------      -----------

               10.25 Strategic Supplier Agreement No. FD1106 between Interactive Technologies, Inc. and Honeywell Inc. dated November 20, 1996. (Exhibit 10.1)

               10.26 Letter Agreement dated December 23, 1996, between ADT Security Systems, Inc. and Interactive Technologies, Inc. (Exhibit 10.2)

               10.27 Lease Agreement dated April 28, 1995, between G.D. Packaging Machinery, Inc. and Interactive Technologies, Inc. (Exhibit 10.4)


         The following exhibit is hereby incorporated into this Annual Report on Form 10-K by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed by the Company with the Commission on December 6, 1996:

               Exhibit No.      Description
               -----------      -----------

               4.2 Rights Agreement dated November 27, 1997, by and between ITI Technologies, Inc. and Norwest Bank Minnesota, N.A.

         The following exhibit is hereby incorporated into this Annual Report on Form 10-K by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Company with the Commission on April 30, 1997:

               Exhibit No.      Description
               -----------      -----------

               10.28 Stock Purchase and Sale Agreement dated April 4, 1997, by and among ITI, CADDX and the Shareholders.

         (d) The following report and consolidated financial statement schedule are filed as part of this Annual Report on Form 10-K: Report of Independent Accountants on Financial Statement Schedule and Schedule II -- Valuation and Qualifying Accounts.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants........................................... F-2
Consolidated Statements of Operations....................................... F-3
Consolidated Balance Sheets................................................. F-4
Consolidated Statements of Cash Flows....................................... F-5
Consolidated Statements of Stockholders' Equity............................. F-6
Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.:


        We have audited the accompanying consolidated balance sheets of ITI Technologies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITI Technologies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/ Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
March 9, 1998

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1997           1996          1995
                                                         ----           ----          ----
Net sales .......................................     $ 100,999      $  93,331     $  79,012
Cost of goods sold ..............................        53,628         48,217        42,126
Inventory purchase accounting adjustment ........           725
                                                      ---------      ---------     ---------
Gross profit ....................................        46,646         45,114        36,886
Operating expenses:
    Marketing, general and administrative .......        18,421         15,005        12,982
    Research and development ....................         7,491          6,270         5,178
    Purchased research and development costs ....         5,200
    Amortization of intangible assets ...........         1,233            912           912
                                                      ---------      ---------     ---------
Operating income ................................        14,301         22,927        17,814
Other income (expense):
    Interest, net ...............................           627            815            38
    Other, net ..................................          (122)             5           (13)
                                                      ---------      ---------     ---------
Income before income tax expense ................        14,806         23,747        17,839
Income tax expense ..............................         7,202          8,655         6,488
                                                      ---------      ---------     ---------
Net income ......................................     $   7,604      $  15,092     $  11,351
                                                      =========      =========     =========

Per share amounts:
    Basic .......................................     $     .91      $    1.69     $    1.31
    Weighted average shares outstanding - basic .         8,394          8,930         8,671

    Diluted .....................................     $     .87      $    1.63     $    1.26
    Weighted average shares outstanding - diluted         8,705          9,246         9,022


         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
                                                                                         1997            1996
                                                                                         ----            ----
Current assets:
    Cash and cash equivalents ..................................................      $   5,838       $  13,352
    Accounts receivable ........................................................         14,510          14,593
    Inventories ................................................................         21,962          16,627
    Deferred income taxes ......................................................          1,300           1,384
    Other current assets .......................................................          1,721           2,147
                                                                                      ---------       ---------
        Total current assets ...................................................         45,331          48,103

Property and equipment .........................................................          9,825           7,647
Excess of cost over net assets acquired ........................................         28,380          23,398
Other intangible assets ........................................................         18,834          10,646
Notes receivable, net of current portion .......................................          1,589
                                                                                      ---------       ---------
        Total assets ...........................................................      $ 103,959       $  89,794
                                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................................      $   5,108       $   2,981
    Accrued wages ..............................................................          1,880           1,586
    Other accrued expenses .....................................................          2,007           1,489
                                                                                      ---------       ---------
        Total current liabilities ..............................................          8,995           6,056
Income taxes ...................................................................          7,263           4,412
                                                                                      ---------       ---------
        Total liabilities ......................................................         16,258          10,468
                                                                                      ---------       ---------

Commitments and contingencies

Stockholders' equity:
    Common stock ($.01 par value; 30,000 shares authorized; 9,190 shares issued,
       8,478 shares outstanding in 1997; 9,036 shares issued, 8,414 shares
       outstanding in 1996) ....................................................             92              90
    Additional paid-in capital .................................................         74,575          72,411
    Retained earnings ..........................................................         22,095          14,491
    Treasury stock, at cost (712 shares in 1997, 622 shares in 1996) ...........         (9,061)         (7,666)
                                                                                      ---------       ---------
        Total stockholders' equity .............................................         87,701          79,326
                                                                                      ---------       ---------
        Total liabilities and stockholders' equity .............................      $ 103,959       $  89,794
                                                                                      =========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                              1997          1996           1995
                                                              ----          ----           ----
OPERATING ACTIVITIES:

Net income ..........................................      $  7,604       $ 15,092       $ 11,351
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of intangible assets ................         1,329          1,105            989
   Depreciation and amortization ....................         1,802          1,170            793
   Provision for doubtful accounts ..................           657            385            571
   Inventory purchase accounting adjustment .........           725
   Purchased research and development costs .........         5,200
   Deferred income taxes ............................           250            988            955
   Changes in operating assets and liabilities:
        Accounts receivable .........................         1,603         (1,634)        (3,589)
        Inventories .................................        (2,729)        (2,150)        (1,831)
        Other current assets ........................          (141)          (653)          (627)
        Accounts payable ............................         1,370         (1,118)          (430)
        Accrued expenses ............................           235            949           (645)
        Other liabilities ...........................           100            118            460
                                                           --------       --------       --------
Net cash provided by operating activities ...........        18,005         14,252          7,997
                                                           --------       --------       --------
INVESTING ACTIVITIES:
  Additions to property and equipment ...............        (2,790)        (3,722)        (2,360)
  Additions to other intangible assets ..............        (2,004)        (1,258)          (359)
  Issuance of notes receivable ......................          (974)
  Acquisitions of businesses, net of cash acquired ..       (20,522)
                                                           --------       --------       --------
  Net cash used in investing activities .............       (26,290)        (4,980)        (2,719)
                                                           --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement ..........         6,310
  Payments of revolving credit agreement ............        (6,310)                       (4,500)
  Proceeds from issuance of common stock ............         2,166          1,809          8,932
  Payments for treasury stock .......................        (1,395)        (7,666)
                                                           --------       --------       --------
  Net cash provided by (used in) financing activities           771         (5,857)         4,432
                                                           --------       --------       --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................        (7,514)         3,415          9,710
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ...........................................        13,352          9,937            227
                                                           --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............      $  5,838       $ 13,352       $  9,937
                                                           ========       ========       ========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           Retained
                                                          Additional       Earnings                             Total
                                        Common Stock       Paid-in      (Accumulated      Treasury Stock     Stockholders'
                                      Shares   Amount      Capital         Deficit)      Shares    Amount       Equity
                                      ------   ------     ---------       ----------     ------    ------      -------
Balance at December 31, 1994......     8,384     $84       $61,676         $(11,952)                           $49,808
Public stock offering.............       225       2         5,032                                               5,034
Options exercised, including
  tax benefits of $1,835..........       306       3         3,895                                               3,898
Net income........................                                           11,351                             11,351
                                       -----     ---       -------          -------       ----    -------     --------
Balance at December 31, 1995......     8,915      89        70,603             (601)                            70,091

Options exercised, including tax
  benefits of $1,251..............       121       1         1,808                                               1,809
Purchase of treasury stock........                                                        (622)   $(7,666)       (7,666)
Net income........................                                           15,092                             15,092
                                       -----     ---       -------          -------       ----    -------     --------
Balance at December 31, 1996......     9,036      90        72,411           14,491       (622)    (7,666)      79,326

Options exercised, including tax
  benefits of $957................       154       2         2,164                                               2,166
Purchase of treasury stock........                                                         (90)    (1,395)      (1,395)
Net income........................                                            7,604                              7,604
                                       -----     ---       -------          -------       ----    -------     --------
Balance at December 31, 1997......     9,190     $92       $74,575          $22,095       (712)   $(9,061)    $ 87,701
                                       =====     ===       =======          =======       ====    =======     ========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS
         ITI Technologies, Inc. and its wholly owned subsidiaries (the "Company") design, manufacture and market electronic security products and access control systems for the residential and commercial marketplace. The Company also has an ongoing research and development program which focuses its efforts on developing new and improved security systems at lower costs and on utilizing its technology base to develop products for related markets. The Company's products are sold through various channels, including a direct sales force to independent dealers and through regional, national and international distributors. In addition, the Company manufactures products on a private label basis for large security system installation companies. These customers are located primarily throughout North America, Europe and Australia.

PUBLIC OFFERINGS OF COMMON STOCK
         In November 1994, the Company completed an initial public offering of 1,900,000 newly issued shares of common stock at $16.00 per share for net proceeds of $27,843,000. In May 1995, the Company completed a secondary public offering issuing 225,000 additional shares at $24.00 per share for net proceeds of $5,034,000.

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

INTANGIBLE ASSETS
         The excesses of acquisition cost over amounts assigned to the net identifiable assets acquired in the Company's various acquisitions are being amortized on a straight-line basis over forty years. Total accumulated amortization at December 31, 1997, 1996 and 1995 was $3,810,000, $3,054,000 and
$2,394,000, respectively.

         The Company evaluates the carrying value of excess of acquisition cost over net assets acquired and other intangible assets based upon current and anticipated undiscounted cash flows.

         Other identifiable intangible assets include value assigned to existing technology, trademarks, trade names and customer lists acquired, deferred financing costs, patents, including litigation cost associated with defending a patent, and other intangibles. Value assigned to trademarks purchased are amortized on a straight-line basis over an estimated useful of forty years. Patents and other intangibles are carried at cost less accumulated amortization calculated on a straight-line basis over their estimated useful lives, which range from eighteen months to twenty years. Customer lists are amortized over their estimated useful lives, which range from ten to fifteen years.

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

EARNINGS PER SHARE
         Effective with year-end 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"), and has retroactively presented basic and diluted earnings per share in accordance with this standard. A dilutive effect on earnings results from the assumed exercise of stock options outstanding under the Company's Stock Incentive Plan.

         The Company calculated basic and dilutive earnings per share as follows for the year ended December 31 (in thousands, except per share data):

                                            1997           1996           1995
                                            ----           ----           ----
Net income                                $7,604        $15,092        $11,351
Weighted average shares outstanding:
   Basic (actual shares outstanding)       8,394          8,930          8,671
   Effect of dilutive options                311            316            351
                                           -----          -----          -----
   Diluted                                 8,705          9,246          9,022
                                           =====          =====          =====
Per share amounts:
   Basic                                   $ .91          $1.69          $1.31
   Diluted                                 $ .87          $1.63          $1.26

         Various options to purchase shares of the Company's common stock (the "Common Stock") were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. These options expire on various dates through 2007. The weighted average number of options excluded in the computation of diluted EPS and their associated exercise prices were as follows for the year ended December 31 (in thousands, except per share data):

                                            1997           1996           1995
                                            ----           ----           ----
Weighted average options excluded           383            189             15
Exercise price range:
   Low                                    $16.50         $22.50         $25.88
   High                                   $33.50         $33.50         $25.88

3. ACQUISITIONS

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

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in these financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists (principally related to CADDX customers outside the United States), $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid (including transaction costs) over net assets acquired. The values assigned to the various identifiable intangible assets were determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date and the expected life cycle of the next generation of technology under development at the Acquisition date. Depreciation periods for property and equipment and amortization periods for trade names, customer lists and the excess of cash paid over net assets acquired are consistent with ITI's existing policies.

         At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system and it was not clear whether any of this technology would be commercially acceptable or whether it would function correctly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It was not certain that these design innovations could be accomplished, and failure to achieve any one of these innovations would have caused the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. Also, subsequent to the Acquisition, the Company included in cost of goods sold, in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

         The following are unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, as if the Acquisition had occurred as of the beginning of each period. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the $5.2 million non-recurring charge to operations for the value assigned to the in-process NX-8 technology and the $725,000 non-recurring purchase accounting adjustment which resulted from the sale of the purchased inventory. The pro forma information also includes adjustments for additional depreciation and amortization, the reduction of compensation expense for a non-active majority shareholder, the reduction of interest income and additional interest expense due to the reduction of cash used for the Acquisition and the impact on the tax provision due to these adjustments. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's results of operations would actually have been if the Acquisition had, in fact, occurred on that date (in thousands, except per share data).

                                                        Pro Forma
                                                        Year Ended
                                                       December 31,
                                               -----------------------------
                                                 1997                 1996
                                                 ----                 ----
                                                        (Unaudited)

                Net sales, in thousands        $106,939             $111,548
                Net income, in thousands         13,717               16,504
                Basic earnings per share           1.63                 1.85
                Diluted earnings per share         1.58                 1.78

         On May 22, 1997, the Company completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36-month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made. This product line allows the Company to offer an established product that integrates intrusion protection, fire protection and access control. At the time of acquisition, the Regency dealer program consisted of approximately 150 Regency dealers throughout North America. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists, which will be amortized over its expected useful life of 10 years.

4. OTHER FINANCIAL STATEMENT DATA

         The following financial statement data is as of December 31 (in thousands). The 1997 data includes the results of the CADDX acquisition.

                                                    1997           1996
                                                    ----           ----
Accounts receivable:
  Accounts receivable .....................      $ 15,555       $ 15,493
  Allowance for doubtful accounts .........        (1,045)          (900)
                                                 --------       --------
    Total .................................      $ 14,510       $ 14,593
                                                 ========       ========
Inventories:
  Raw materials ...........................      $  9,956       $  7,358
  Allowance for obsolescence ..............        (1,660)        (1,400)
                                                 --------       --------
                                                    8,296          5,958
  Work-in-process .........................         4,877          3,519
  Finished goods ..........................         8,789          7,150
                                                 --------       --------
    Total .................................      $ 21,962       $ 16,627
                                                 ========       ========
Property and equipment:
  Machinery and equipment .................      $ 10,080       $  8,178
  Furniture and fixtures ..................         3,881          2,949
  Building and improvements ...............         1,751            668
                                                 --------       --------
                                                   15,712         11,795
  Accumulated depreciation and amortization        (5,887)        (4,148)
                                                 --------       --------
    Total .................................      $  9,825       $  7,647
                                                 ========       ========
Other intangible assets:
  Trademarks and trade names ..............      $ 13,829       $ 10,079
  Technology and patents ..................         3,569          1,591
  Customer lists ..........................         3,007
  Other ...................................           616            590
                                                 --------       --------
                                                   21,021         12,260
  Accumulated amortization ................        (2,187)        (1,614)
                                                 --------       --------
    Total .................................      $ 18,834       $ 10,646
                                                 ========       ========
Other accrued expenses:
  Warranty ................................      $    650       $    400
  Professional fees .......................           493            416
  Other ...................................           864            673
                                                 --------       --------
    Total .................................      $  2,007       $  1,489
                                                 ========       ========
Income taxes:
  Deferred ................................      $  6,485       $  3,834
  Other ...................................           778            578
                                                 --------       --------
    Total .................................      $  7,263       $  4,412
                                                 ========       ========

         SIGNIFICANT CUSTOMER AND EXPORT SALES
         During the years ended December 31, 1997, 1996 and 1995, one customer accounted for 25%, 41% and 39%, respectively, of consolidated net sales. This customer accounted for 11% and 27% of consolidated accounts receivable at December 31, 1997 and December 31, 1996, respectively.

         Export sales, primarily to Canada, Europe and Australia, accounted for 13.9%, 8.7% and 9.8% of consolidated net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

5. INCOME TAXES

         Income tax expense consisted of the following for the year ended December 31 (in thousands):

                                  1997              1996              1995
                                  ----              ----              ----
Current:
  Federal..................      $6,443            $7,069           $5,190
  State....................         509               598              343
Deferred...................         250               988              955
                                 ------            ------           ------
                                 $7,202            $8,655           $6,488
                                 ======            ======           ======

         The Company paid taxes of $5,163,000, $6,751,000 and $3,642,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The differences between the income tax expense and income taxes computed using the statutory federal income tax rate were as follows for the year ended December 31 (in thousands):

                                                   1997       1996        1995
                                                   ----       ----        ----
Amount using the statutory federal tax rate....   $5,182     $8,311      $6,229
Purchased research and development
  costs........................................    1,820
Amortization of excess of cost over net
  assets acquired..............................      265        231         231
State income taxes, net of federal benefit.....      331        389         224
Research and development
  tax credits..................................     (345)      (208)       (123)
Foreign sales corporation benefit..............     (208)      (147)       (107)
Other, net.....................................      157         79          34
                                                  ------     ------      ------
                                                  $7,202     $8,655      $6,488
                                                  ======     ======      ======

         A summary of the components of deferred tax assets (liabilities) is as follows for the year ended December 31(in thousands):

                                                       1997           1996
                                                       ----           ----
Accrued expenses and valuation reserves not
  yet deducted for tax purposes................       $1,300         $1,228
Purchased NOL carryforwards....................                         156
                                                      ------         ------
Net current deferred tax asset.................       $1,300         $1,384
                                                      ======         ======

Depreciation...................................       $ (553)        $ (225)
Patent defense costs...........................       (1,133)          (456)
Other intangible assets........................       (4,799)        (3,153)
                                                     -------        -------
Net long-term deferred tax liability...........      ($6,485)       ($3,834)
                                                     =======        =======

6. CREDIT FACILITY

         On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth. No borrowings were outstanding under the credit facility as of December 31, 1997.

         On December 12, 1994, the Company entered into a bank credit agreement for an unsecured $15,000,000 bank revolving credit facility which provided for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate. In addition, the facility required a commitment fee of .25% per annum on the unused portion of the revolving credit commitment. During 1996, in consideration of its cash position, the Company voluntarily decided to terminate this facility. No amounts were outstanding at any time during 1996.

         The Company paid $24,000, $27,000 and $201,000 of interest for the years ended December 31, 1997, 1996 and 1995, respectively.

7. COMMITMENTS

         The Company leases certain property and equipment under various non-cancelable operating leases. Total rent expense of the Company was $538,000, $521,000 and $452,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         At December 31, 1997, future minimum rentals required under non-cancelable operating leases are as follows (in thousands):

           1998.........................................   $   616
           1999.........................................       408
           2000.........................................        32
                                                           -------
                                                           $ 1,056
                                                           =======

8. LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distributions, Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36.0 million for lost profits and royalties. In addition, the Company will ask the Court to enter an injunction, based on the jury's findings, prohibiting Pittway Corporation from infringing the Company's patent in the future. Pittway Corporation has announced that it intends to appeal. The Company intends to vigorously protect its patented technology from infringement. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of December 31, 1997, the Company has capitalized $3,150,000 of cost related to this lawsuit.

9. PROFIT SHARING PLANS

         The Company contributes to several defined contribution plans (the "Plans") which qualify under Section 401(k) of the Internal Revenue Code. Employees who meet minimum age and service requirements are eligible to participate in the Plans.

         The Company's contributions to the Plans were $171,000, $148,000 and $141,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. STOCKHOLDERS' EQUITY

         NUMBER OF AUTHORIZED SHARES OUTSTANDING
         At the Company's Annual Meeting of Stockholders on May 22, 1997, the Company received approval to increase the number of shares of Common Stock which the Company is authorized to issue from 15,000,000 shares to 30,000,000 shares.

         TREASURY SHARES
         In 1996, the Board of Directors authorized, subject to market conditions and other factors, the purchase of up to 900,000 shares of the Company's Common Stock. The Company purchased 90,000 and 621,500 shares under this authorization in 1997 and 1996, respectively.

         STOCK INCENTIVE PLAN
         The Company's Long-Term Stock Incentive Plan (1992) (the "Stock Plan") provides for grants of up to 2,000,000 stock options, shares of restricted stock, restricted stock units and stock appreciation rights to officers, directors and other key employees. Stock option activity was as follows:

                                                NUMBER OF          WEIGHTED-AVERAGE          WEIGHTED-AVERAGE
OPTIONS                                           SHARES            EXERCISE PRICE              FAIR VALUE
-------                                      ----------------   ----------------------    ----------------------
Outstanding at December 31, 1994.........         870,109               $ 5.83
Granted..................................         461,500                23.63                    $ 9.06
Exercised................................        (305,700)                6.75
Canceled.................................          (9,400)               16.97
                                                ---------
Outstanding at December 31, 1995.........       1,016,509                13.53

Granted..................................         311,000                27.91                     10.26
Exercised................................        (120,900)                5.31
Canceled.................................         (15,450)               22.39
                                                ---------
Outstanding at December 31, 1996.........       1,191,159                18.00

Granted..................................         366,000                14.26                      5.94
Granted under exchange and
  repricing agreements...................         741,900                16.47                      6.69
Canceled.................................        (766,250)               25.15
Exercised................................        (153,782)                8.11
                                                ---------
Outstanding at December 31, 1997.........       1,379,027                13.32
                                                =========

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------    ------------------------------
                                                  WEIGHTED-
                                                   AVERAGE           WEIGHTED-                         WEIGHTED-
                                 NUMBER           REMAINING           AVERAGE          NUMBER           AVERAGE
                               OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
                               -----------     ----------------    --------------    -----------     --------------
    RANGE OF
EXERCISE PRICES
---------------
$5.00 to $7.50..........          319,227         5.2 years           $  5.31           304,367         $  5.32
$14.125 to $30.75.......        1,059,800         9.0 years             15.73           725,920           15.87
                                ---------                                             ---------
$5.00 to $30.75.........        1,379,027         8.1 years             13.32         1,030,287           12.76
                                =========                                             =========

         Options vest over periods up to seven years from the date of grant and expire at various periods up to April 2007. All options were granted with an exercise price equal to or exceeding the fair value of the Company's Common Stock at the date of grant. Upon termination of employment, options not exercisable expire.

         On January 28, 1997, the Company offered an exchange agreement to all current employees previously awarded certain Series C Stock Options during the period beginning April 18, 1995 and ending December 31, 1996. The agreement offered such employees the ability to exchange their unexercised Series C Stock Options issued to them during the indicated period for new options in the identical number but with a five-year vesting period commencing January 28, 1997 and a new exercise price of $16.50, the market price of the Common Stock on that date.

         On May 5, 1997, the Company repriced certain D and E Stock Options that had an exercise price of $22.56 or higher to provide for a new exercise price of $16.50, the market price of the Common Stock on that date. All other terms and conditions contained in such options remained unchanged.

         On May 22, 1997, the Company cancelled all stock options awarded to date to the Company's Board of Directors having an exercise price of $25.88 and replaced such options with options issued under the Company's Stock Plan having an exercise price of $16.00, the market price of the Common Stock on that date. All other terms and conditions contained in such options remained unchanged.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         The Company has chosen not to adopt the expense recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Alternatively, the Company will continue using the intrinsic value methodology to account for stock-based compensation specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related amendments and interpretations. Accordingly, no compensation expense has been recognized in the Company's financial statements for stock compensation awards. Had compensation expense for the Stock Plan been determined consistent with the fair-value-based method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions of no dividend yield; expected volatility of 30.7%, 25.1% and 27.6%; expected option lives of 5.3, 5.3 and 5.2 years; and risk-free interest rates of 6.81%, 6.38% and 6.68% for 1997, 1996 and 1995, respectively.

                                               1997          1996          1995
                                               ----          ----          ----
Net income (in thousands)     As Reported     $7,604       $15,092       $11,351
                              Pro forma        6,929        13,936         9,828
Basic earnings per share      As Reported     $  .91       $  1.69       $  1.31
                              Pro forma          .83          1.56          1.13
Diluted earnings per share    As Reported     $  .87       $  1.63       $  1.26
                              Pro forma          .80          1.52          1.11

         The pro forma information above only includes stock options granted subsequent to December 31, 1994. Pro forma compensation expense under the fair-value-based method may increase over the next few years as additional stock option grants are considered.

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










            (The remainder of this page was intentionally left blank)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ITI Technologies, Inc.:

         Our report on the consolidated financial statements of ITI Technologies, Inc. is included on page F-2 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page S-2 of this Annual Report on Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
March 9, 1998

                             ITI TECHNOLOGIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                        BALANCE                                     BALANCE
                                                      AT BEGINNING    CHARGED TO                     AT END
                   DESCRIPTION                         OF PERIOD       EXPENSE      DEDUCTIONS     OF PERIOD
--------------------------------------------------     ---------       -------      ----------     ---------
Allowance for Doubtful Accounts              1995       $800,000      $570,758       $570,758       $800,000
                                             1996        800,000       384,593        284,593        900,000
                                             1997        900,000       657,000        512,000      1,045,000

Allowance for Inventory Obsolescence         1995     $1,300,000       $72,244        $72,244     $1,300,000
                                             1996      1,300,000       202,624        102,624      1,400,000
                                             1997      1,400,000       388,000        128,000      1,660,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ITI TECHNOLOGIES, INC.

                                 By:             /s/ Thomas L. Auth
                                    --------------------------------------------
                                    Thomas L. Auth
                                    ITS: CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                         OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

                 NAME                                    TITLE                        DATE
                 ----                                    -----                        ----
                                         Chairman, President, Chief Executive
         /s/ Thomas L. Auth              Officer and Director                     March 23, 1998
-------------------------------------



    /s/ W. Wallace McDowell, Jr.         Director                                 March 23, 1998
-------------------------------------



    /s/ William C. Ughetta, Jr.          Director                                 March 23, 1998
-------------------------------------



         /s/ Perry J. Lewis              Director                                 March 23, 1998
-------------------------------------



          /s/ Sangwoo Ahn                Director                                 March 23, 1998
-------------------------------------



      /s/ Walter R. Barry, Jr.           Director                                 March 23, 1998
-------------------------------------


                                         Vice President, Finance (Chief
        /s/ Jack A. Reichert             Accounting Officer)                      March 23, 1998
-------------------------------------


                                INDEX TO EXHIBITS

EXHIBIT
  NO.         DESCRIPTION OF EXHIBIT
-------       ----------------------

 10.1 Real Estate Sales Contract dated April 30, 1997, between Kenneth T. Lewis and CADDX-CADDI Controls, Inc.

 10.2 Employment Agreement dated April 30, 1997, between CADDX Controls, Inc. and Joe Hurst

 10.3 Noncompetition Agreement dated April 30, 1997, between ITI Technologies, Inc. and Joe Hurst

 10.4 Revolving Credit Agreement dated April 30, 1997, between ITI Technologies, Inc. and Norwest Bank Minnesota, National Association

 10.5 Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 22, 1997)

 10.6 Compatibility Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc.

 10.7 Trademark License Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc.

 10.8 Development and Supply Agreement between Interactive Technologies, Inc. and Westsec, Inc. d/b/a Westar Security Services dated June 20, 1997

 10.9 Form of Exchange Agreement used in connection with the exchange of options issued to Nonemployee Directors under the Company's Nonemployee Director Stock Option Plan

 10.10 Form of Exchange Agreement used in connection with the exchange of Series C Stock Options

 10.11 Form of Consent to Award Modification used in connection with the repricing of Series D and E Stock Options

 23.1         Consent of Coopers & Lybrand L.L.P.

 27.1         Financial Data Schedule (for electronic filing purposes only)

 27.2 Financial Data Schedule - Restatement of selected 1996 data due to SFAS No. 128, "Earnings per Share" (for electronic filing purposes only).

 27.3 Financial Data Schedule - Restatement of selected 1997 data due to SFAS No. 128, "Earnings per share" (for electronic filing purposes only).