Form 10-Q
period 1998-03-31
ITI TECHNOLOGIES INC
filed 1998-05-08
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                              --------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number               0-24900
                      ----------------------------------------------------------

                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-1340453
-------------------------------------       ------------------------------------
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

         As of April 29, 1998, there were 8,506,254 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX                                 PAGE
                                      -----                                 ----

PART I --  FINANCIAL INFORMATION

           Item 1 --      Financial Statements                                3

           Item 2 --      Management's Discussion and Analysis               10
                          of Financial Condition and Results
                          of Operations

PART II    OTHER INFORMATION

           Item 1 --      Legal Proceedings                                  13

           Item 5 --      Other Information                                  13

           Item 6 --      Exhibits and Reports on Form 8-K                   13

           Signatures                                                        14

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated March 9, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Minneapolis, Minnesota
April 28, 1998

                             ITI TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE
                                                           MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      1998            1997
                                                   ----------      ----------
                                                           (UNAUDITED)

Net sales ...................................      $   23,914      $   23,740

Cost of goods sold ..........................          13,050          12,216
                                                   ----------      ----------
Gross profit ................................          10,864          11,524

Operating expenses:

       Marketing, general and administrative            4,794           3,942

       Research and development .............           2,014           1,648

       Amortization of intangible assets ....             353             228
                                                   ----------      ----------
Operating income ............................           3,703           5,706

Other income (expense):

       Interest, net ........................             180             264

       Other, net ...........................              79             (19)
                                                   ----------      ----------
Income before income tax expense ............           3,962           5,951

Income tax expense ..........................           1,428           2,207
                                                   ----------      ----------
Net income ..................................      $    2,534      $    3,744
                                                   ==========      ==========
Per share amounts:

Basic .......................................      $      .30      $      .45

Weighted average shares outstanding - basic .           8,487           8,376

Diluted .....................................      $      .29      $      .44

Weighted average shares outstanding - diluted           8,863           8,556


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1998             1997
                                                                   ----------       ----------
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..............................      $   10,031       $    5,838
     Accounts receivable ....................................          13,279           14,510
     Inventories ............................................          21,513           21,962
     Deferred income taxes ..................................           1,300            1,300
     Other current assets ...................................           1,322            1,721
                                                                   ----------       ----------
         Total current assets ...............................          47,445           45,331

Property and equipment ......................................           9,810            9,825
Excess of cost over net assets acquired .....................          28,179           28,380
Other intangible assets .....................................          20,042           18,834
Notes receivable, net of current portion ....................           1,591            1,589
                                                                   ----------       ----------
         Total assets .......................................      $  107,067       $  103,959
                                                                   ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................      $    4,883       $    5,108
     Accrued wages ..........................................           2,010            1,880
     Other accrued expenses .................................           2,566            2,007
                                                                   ----------       ----------
         Total current liabilities ..........................           9,459            8,995
Income taxes ................................................           7,263            7,263
                                                                   ----------       ----------
         Total liabilities ..................................          16,722           16,258
                                                                   ----------       ----------

Commitments and contingencies

Stockholders' equity:
     Common stock ($0.01 par value; 30,000 shares authorized;
         9,205 shares issued, 8,493 shares outstanding at
         March 31, 1998; 9,190 shares issued, 8,478 shares
         outstanding at December 31, 1997) ..................              92               92
     Additional paid-in capital .............................          74,685           74,575
     Retained earnings ......................................          24,629           22,095
     Treasury stock, at cost (712 shares at March 31, 1998
         and December 31, 1997) .............................          (9,061)          (9,061)
                                                                   ----------       ----------
         Total stockholders' equity .........................          90,345           87,701
                                                                   ----------       ----------
         Total liabilities and stockholders' equity .........      $  107,067       $  103,959
                                                                   ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                  MARCH 31,
                                                         ---------------------------
                                                            1998             1997
                                                         ----------       ----------
OPERATING ACTIVITIES:                                            (UNAUDITED)
Net income ........................................      $    2,534       $    3,744
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of intangible assets ...........             378              250
      Depreciation and amortization ...............             548              356
      Provision for doubtful accounts .............              59              150
      Changes in operating assets and liabilities:
            Accounts receivable ...................           1,172            1,577
            Inventories ...........................             449             (599)
            Other assets ..........................             397              666
            Accounts payable ......................            (225)           1,087
            Income taxes payable ..................             498            1,451
            Accrued expenses ......................             191               71
                                                         ----------       ----------
Net cash provided by operating activities .........           6,001            8,753
                                                         ----------       ----------

INVESTING ACTIVITIES:
Additions to property and equipment ...............            (533)            (464)
Additions to other intangible assets ..............          (1,385)            (270)
Issuance of notes receivable ......................                             (500)
                                                         ----------       ----------
Net cash used in investing activities .............          (1,918)          (1,234)
                                                         ----------       ----------

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ....             110
Payments for treasury stock .......................                           (1,395)
                                                         ----------       ----------
Net cash provided by (used in) financing activities             110           (1,395)
                                                         ----------       ----------
NET INCREASE IN CASH AND
      CASH EQUIVALENTS ............................           4,193            6,124
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD ......................           5,838           13,352
                                                         ----------       ----------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD ............................      $   10,031       $   19,476
                                                         ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997, were derived from audited consolidated financial statements but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

            The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.          LITIGATION

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36.0 million for lost profits and royalties. In addition, on April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent. Pittway Corporation has previously announced that it intends to appeal the verdict. The Company intends to vigorously protect its patented technology from infringement. Costs associated with this action are being capitalized as a patent asset associated with the related technology. As of March 31, 1998, the Company has capitalized $4.5 million of costs related to this lawsuit, which are included in other intangible assets on the consolidated balance sheet.

3.          OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                    March 31,       December 31,
                                                      1998             1997
                                                   ----------       -----------
                                                   (UNAUDITED)
Accounts receivable:
    Accounts receivable .....................      $   14,324       $   15,555
    Allowance for doubtful accounts .........          (1,045)          (1,045)
                                                   ----------       ----------
         Total ..............................      $   13,279       $   14,510
                                                   ==========       ==========
Inventories:
    Raw materials ...........................      $    9,207       $    9,956
    Allowance for obsolescence ..............          (1,420)          (1,660)
                                                   ----------       ----------
                                                        7,787            8,296
    Work-in-process .........................           5,037            4,877
    Finished goods ..........................           8,689            8,789
                                                   ----------       ----------
         Total ..............................      $   21,513       $   21,962
                                                   ==========       ==========

Property and equipment:
    Machinery and equipment .................      $   10,462       $   10,080
    Furniture and fixtures ..................           4,032            3,881
    Building and improvements ...............           1,751            1,751
                                                   ----------       ----------
                                                       16,245           15,712
    Accumulated depreciation and amortization          (6,435)          (5,887)
                                                   ----------       ----------
         Total ..............................      $    9,810       $    9,825
                                                   ==========       ==========

Other intangible assets:
    Trademarks and trade names ..............      $   13,829       $   13,829
    Technology and patents ..................           4,954            3,569
    Customer lists ..........................           3,007            3,007
    Other ...................................             616              616
                                                   ----------       ----------
                                                       22,406           21,021
    Accumulated amortization ................          (2,364)          (2,187)
                                                   ----------       ----------
         Total ..............................      $   20,042       $   18,834
                                                   ==========       ==========

Other accrued expenses:
    Warranty ................................      $      650       $      650
    Professional fees .......................             436              493
    Other ...................................           1,480              864
                                                   ----------       ----------
         Total ..............................      $    2,566       $    2,007
                                                   ==========       ==========

4.          EARNINGS PER SHARE

            Effective with year-end 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("EPS"), and has retroactively presented basic and diluted earnings per share in accordance with this standard. A dilutive effect on earnings results from the assumed exercise of stock options outstanding under the Company's Stock Option Incentive Plan.

            The Company calculated basic and dilutive earnings per share as follows for the quarter ended March 31 (in thousands, except per share data):

                                                          1998           1997
                                                          ----           ----
              Net income                                 $2,534         $3,744
              Weighted average shares outstanding:
                    Basic (actual shares outstanding)     8,487          8,376
                    Effect of dilutive options              376            180
                                                         ------         ------
                    Diluted                               8,863          8,556
                                                         ======         ======

              Per share amounts:
                    Basic                                $  .30         $  .45
                    Diluted                              $  .29         $  .44

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

            On May 22, 1997, the Company also completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36 month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made.

RESULTS OF OPERATIONS:

            NET SALES. Net sales increased by $174,000, or 0.7%, from $23.7 million for the three months ended March 31, 1997, to $23.9 million for the three months ended March 31, 1998. The increase in sales is primarily attributable to business acquisitions and volume increases, as prices remained relatively stable over these periods.

            Excluding the effect of the acquisitions and sales to the Company's 1997 largest customer's branch operations, which decreased from approximately 43% of total sales in the first quarter of 1997 to less than 1% in the first quarter of 1998, sales to all other customers increased 30% from the first quarter of 1997.

            GROSS PROFIT. Gross profit decreased $660,000 from the first quarter of 1997 to $10.9 million for the first quarter of 1998 and decreased as a percentage of net sales from 48.5% to 45.4%. The decrease in gross margin is due to a combination of inherently lower gross margins on CADDX sales, as those sales are made through distribution rather than directly to dealers, and excess factory capacity at the Company's wireless manufacturing facility due to the decrease in first quarter 1998 sales to what was the Company's largest customer in 1997.

            MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $3.9 million for the first quarter of 1997 to $4.8 million for the first quarter of 1998. As a percentage of net sales, marketing, general and administrative expenses for the first quarter increased from 16.6% in 1997 to 20.0% in 1998. The increase is primarily due to the addition of CADDX and costs associated with additional sales personnel and product technical support for the acquired Regency product line.

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased $366,000 to $2.0 million for the first quarter of 1998. As a percentage of net sales, research and development expenses for the first quarter increased from 6.9% in 1997 to 8.4% in 1998. The increase was primarily due to the Company's continued emphasis on research and new product development. New products scheduled to be introduced in 1998 include Concord(TM), a modular hybrid control panel which allows dealers to start with a low-cost hardwire platform with the ability to add wireless sensors, and the release of upgrades to the feature content of the Company's traditional control panels. The Company also continues development on its Advent(TM) platform, which is designed for the commercial burglary and fire market. The Company anticipates that expenditures for research and development activities for all of 1998 will be between 7.5% and 8% of net sales.

            AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $228,000 for the first quarter of 1997 to $353,000 for the first quarter of 1998. The increase is attributable to the Company's acquisitions in the second quarter of 1997.

            NET INTEREST INCOME. Net interest income decreased from $264,000 for the first quarter of 1997 to $180,000 for the first quarter of 1998 as previously invested cash and cash equivalents were used in the second quarter 1997 acquisitions.

            INCOME TAX EXPENSE. Income tax expense decreased from $2.2 million for the first quarter of 1997 to $1.4 million for the first quarter of 1998. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. The effective tax rate decreased from 37.1% for the first quarter of 1997 to 36.0% for the first quarter of 1998 due to a higher portion of revenues taxed as foreign sales income as well as increased research and development tax credits resulting from increased product development spending.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has funded its operations primarily with cash from operations. For the first three months of 1998, the Company generated net cash from operating activities of $6.0 million. Net cash provided by operating activities resulted primarily from $2.5 million in net income, $926,000 in depreciation and amortization charges and $2.5 million from changes in operating assets and liabilities, principally accounts receivable.

            During the first quarter of 1998, the Company invested $1.4 million in other intangible assets, primarily capitalized costs associated with the patent litigation, and $533,000 in equipment. For the year ended December 31, 1998, the Company expects that purchases of property and equipment will be approximately $4.0 million.

            For the first three months of 1998, cash provided by the exercise of stock options was $110,000.

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

            The Company believes that its current cash position, along with cash flows from operations and funds available through the Company's credit facility, will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1998.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

            The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36.0 million for lost profits and royalties. In addition, on April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent. Pittway Corporation has previously announced that it intends to appeal the verdict. The Company's management will vigorously defend any such appeal.

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


Item 5.     Other Information.

            None.


Item 6.     Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                  15. Letter regarding unaudited interim financial information.

                  27.1 Financial data schedule (for electronic filing purposes only).

            (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31,1998, or during the period from March 31, 1998, to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 1998                       ITI TECHNOLOGIES, INC.



                                          By  /s/ Jack A. Reichert
                                             -----------------------------------
                                              Jack A. Reichert
                                              Vice President of Finance
                                              (Chief Accounting Officer)