Form 10-Q
period 1998-06-30
ITI TECHNOLOGIES INC
filed 1998-08-11
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 1998
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                                     0-24900
--------------------------------------------------------------------------------
                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    06-1340453
              --------                                    ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           2266 North Second Street, North St. Paul, MN 55109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (651) 777-2690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 1998, there were 8,566,574 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998


                                     INDEX                                  PAGE
                                     -----                                  ----

PART I --  FINANCIAL INFORMATION

           Item 1 --         Financial Statements                              3

           Item 2 --         Management's Discussion and Analysis             10
                             of Financial Condition and Results
                             of Operations

PART II -- OTHER INFORMATION

           Item 1 --         Legal Proceedings                                14

           Item 5 --         Other Information                                14

           Item 6 --         Exhibits and Reports on Form 8-K                 15

           Signatures                                                         16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
July 28, 1998

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        FOR THE THREE         FOR THE SIX
                                                        MONTHS ENDED          MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     ----------------        ---------------
                                                     1998        1997        1998       1997
                                                     ----        ----        ----       ----
                                                                    (UNAUDITED)

Net sales ......................................   $ 27,139    $ 25,403    $ 51,053   $ 49,143
Cost of goods sold .............................     14,721      13,511      27,771     25,727
Inventory purchase accounting adjustment .......                    725                    725
                                                   --------    --------    --------   --------
Gross profit ...................................     12,418      11,167      23,282     22,691
Operating expenses:
    Marketing, general and administrative ......      4,973       4,764       9,767      8,706
    Research and development ...................      1,980       1,834       3,994      3,482
    Purchased research and development costs ...                  5,200                  5,200
    Amortization of intangible assets ..........        353         296         706        524
                                                   --------    --------    --------   --------
Operating income (loss) ........................      5,112        (927)      8,815      4,779
Other income (expense):
    Interest, net ..............................        213         127         393        391
    Other, net .................................        (16)         (5)         63        (24)
                                                   --------    --------    --------   --------
Income (loss) before income tax expense ........      5,309        (805)      9,271      5,146
Income tax expense .............................      1,911       1,616       3,339      3,823
                                                   --------    --------    --------   --------
Net income (loss) ..............................   $  3,398    $ (2,421)   $  5,932   $  1,323
                                                   ========    ========    ========   ========
Per share amounts:
Basic ..........................................   $    .40    ($   .29)   $    .70   $    .16
Weighted average shares outstanding - basic ....      8,525       8,334       8,506      8,355
Diluted ........................................   $    .38    ($   .29)   $    .67   $    .15
Weighted average shares outstanding - diluted ..      8,969       8,334       8,916      8,551


The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                            -----------  ------------
                                                            (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................   $   8,610    $   5,838
   Accounts receivable ...................................      17,012       14,510
   Inventories ...........................................      22,374       21,962
   Deferred income taxes .................................       1,300        1,300
   Other current assets ..................................       1,786        1,721
                                                             ---------    ---------
       Total current assets ..............................      51,082       45,331

Property and equipment ...................................      10,549        9,825
Excess of cost over net assets acquired ..................      27,978       28,380
Other intangible assets ..................................      20,053       18,834
Notes receivable, net of current portion .................       1,843        1,589
                                                             ---------    ---------
       Total assets ......................................   $ 111,505    $ 103,959
                                                             =========    =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $   5,065    $   5,108
   Accrued wages .........................................       1,974        1,880
   Other accrued expenses ................................       2,677        2,007
                                                             ---------    ---------
       Total current liabilities .........................       9,716        8,995

Income taxes .............................................       7,263        7,263
                                                             ---------    ---------
       Total liabilities .................................      16,979       16,258
                                                             ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Common stock ($.01 par value; 30,000 shares authorized;
       9,277 shares issued, 8,565 shares outstanding at
       June 30, 1998; 9,190 shares issued, 8,478 shares
       outstanding at December 31, 1997) .................          93           92
   Additional paid-in capital ............................      75,467       74,575
   Retained earnings .....................................      28,027       22,095
   Treasury stock, at cost (712 shares at June 30, 1998
       and December 31, 1997) ............................      (9,061)      (9,061)
                                                             ---------    ---------
       Total stockholders' equity ........................      94,526       87,701
                                                             ---------    ---------
       Total liabilities and stockholders' equity ........   $ 111,505    $ 103,959
                                                             =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                           1998         1997
                                                        --------    -----------
OPERATING ACTIVITIES: ...............................        (UNAUDITED)
Net income ..........................................   $  5,932    $  1,323
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of intangible assets .................        757         570
  Depreciation and amortization .....................      1,080         792
  Provision for doubtful accounts ...................        170         222
  Inventory purchase accounting adjustment ..........                    725
  Purchased in-process research and development costs                  5,200
  Changes in operating assets and liabilities:
     Accounts receivable ............................     (2,672)      1,529
     Inventories ....................................       (412)       (122)
     Other assets ...................................       (319)       (971)
     Accounts payable ...............................        (43)        (23)
     Accrued expenses ...............................        764         788
                                                        --------    --------
Net cash provided by operating activities ...........      5,257      10,033
                                                        --------    --------

INVESTING ACTIVITIES:
Additions to property and equipment .................     (1,804)     (1,463)
Additions to other intangible assets ................     (1,574)       (947)
Issuance of notes receivable ........................                   (946)
Acquisitions of businesses, net of cash acquired ....                (20,476)
                                                        --------    --------
Net cash used in investing activities ...............     (3,378)    (23,832)
                                                        --------    --------

FINANCING ACTIVITIES:
Proceeds from revolving credit agreement ............                  5,375
Payment of revolving credit agreement ...............                 (3,500)
Proceeds from exercise of common stock options ......        893         180
Payments for treasury stock .........................                 (1,395)
                                                        --------    --------
Net cash provided by financing activities ...........        893         660
                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................      2,772     (13,139)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ............................      5,838      13,352
                                                        --------    --------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD ...............................   $  8,610    $    213
                                                        ========    ========


The accompanying notes are an itnegral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company" or "ITI"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.       LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation has appealed the verdict. The appeal is estimated to take nine months to a year to be resolved. Costs associated with this action and related appeal are being capitalized as a patent asset associated with the related technology. As of June 30, 1998, the Company has capitalized $4.7 million of costs related to this lawsuit, which are included in other intangible assets on the consolidated balance sheet.

         Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its Vista series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's Learn Mode patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995 to avoid any additional complication and delay. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota.

3.       EARNINGS PER SHARE

         Effective with year-end 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share", and has retroactively presented basic and diluted earnings per share in accordance with this standard. A dilutive effect on earnings results from the assumed exercise of stock options outstanding under the Company's Stock Option Incentive Plan.

         The Company calculated basic and diluted earnings per share as follows for the quarter and six months ended June 30 (in thousands, except per share data):

                                                Quarter Ended     Six Months Ended
                                                --------------    ----------------
                                                1998      1997      1998     1997
                                                ----      ----      ----     ----
         Net income (loss)                     $3,398   ($2,421)   $5,932   $1,323
         Weighted average shares outstanding:
           Basic (actual shares outstanding)    8,525     8,334     8,506    8,355
           Effect of dilutive options             444                 410      196
                                               ------    ------    ------   ------
           Diluted                              8,969     8,334     8,916    8,551
                                               ======    ======    ======   ======

         Per share amounts:
           Basic                               $  .40    ($ .29)    $ .70    $ .16
           Diluted                             $  .38    ($ .29)    $ .67    $ .15


4.       TREASURY SHARES

         On June 18, 1998, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,000,000 shares of ITI's common stock in the open market or in private transactions. The Board also canceled the previous stock repurchase program authorized on November 22, 1996, to repurchase up to 900,000 shares, under which ITI had acquired 711,500 shares. To date, 33,000 shares have been repurchased under the June 1998 repurchase authorization.

5.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):


                                                   June 30,   December 31,
                                                     1998        1997
                                                 ----------- ------------
                                                 (UNAUDITED)
Accounts receivable:
     Accounts receivable .......................   $ 18,137    $ 15,555
     Allowance for doubtful accounts ...........     (1,125)     (1,045)
                                                   --------    --------
                  Total ........................   $ 17,012    $ 14,510
                                                   ========    ========
Inventories:
     Raw materials .............................   $  9,575    $  9,956
     Allowance for obsolescence ................     (1,488)     (1,660)
                                                   --------    --------
                                                      8,087       8,296
     Work-in-process ...........................      5,633       4,877
     Finished goods ............................      8,654       8,789
                                                   --------    --------
                  Total ........................   $ 22,374    $ 21,962
                                                   ========    ========

Property and equipment:
     Machinery and equipment ...................   $ 11,584    $ 10,080
     Furniture and fixtures ....................      4,171       3,881
     Building and improvements .................      1,751       1,751
                                                   --------    --------
                                                     17,506      15,712
     Accumulated depreciation and amortization       (6,957)     (5,887)
                                                   --------    --------
                  Total ........................   $ 10,549    $  9,825
                                                   ========    ========

Other intangible assets:
     Trademarks and trade names ................   $ 13,829    $ 13,829
     Technology and patents ....................      5,138       3,569
     Customer lists ............................      3,007       3,007
     Other .....................................        621         616
                                                   --------    --------
                                                     22,595      21,021
     Accumulated amortization ..................     (2,542)     (2,187)
                                                   --------    --------
                  Total ........................   $ 20,053    $ 18,834
                                                   ========    ========

Other accrued expenses:
     Warranty ..................................   $    650    $    650
     Professional fees .........................        459         493
     Other .....................................      1,568         864
                                                   --------    --------
                  Total ........................   $  2,677    $  2,007
                                                   ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, not only in this report, but also in the Company's periodic reports filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS:

         NET SALES. Net sales increased by $1.7 million, or 6.8%, from $25.4 million for the three months ended June 30, 1997, to $27.1 million for the three months ended June 30, 1998. Net sales increased by $1.9 million, or 3.9%, from $49.1 million for the six months ended June 30, 1997, to $51.1 million for the six months ended June 30, 1998. The increase in sales is primarily attributable to volume increases and the Company's 1997 acquisitions as prices remained relatively stable over these periods.

         Excluding the effect of the acquisitions and sales to the Company's 1997 largest customer's branch operations, which decreased from approximately 26% of total sales in the second quarter of 1997 to less than 1% in the second quarter of 1998, sales to all other customers in the second quarter of 1998 increased approximately 32% from the second quarter of 1997 and over 15% from the first quarter of 1998.

         GROSS PROFIT. Gross profit increased from $11.2 million for the second quarter of 1997 to $12.4 million for the second quarter of 1998, and increased as a percentage of net sales from 44.0% to 45.8%. The 1997 gross profit was reduced as result of a $725,000 non-recurring purchase accounting adjustment which resulted from the write-up of CADDX inventory at the acquisition date to reflect estimated selling price less the sum of estimated costs of completing and sale. Gross margin for the second quarter of 1997, excluding the $725,000 non-recurring purchase accounting charge, was 46.8% compared to 45.8% in the second quarter in 1998. The decrease in gross profit percentage is due to lower gross margins for CADDX sales that are going through distributors rather than directly to dealers and excess factory capacity at the Company's wireless manufacturing facility. Gross profit increased from $22.7 million for the first six months of 1997 to $23.3 million for the first six months of 1998 as the prior year was impacted by the $725,000 purchase accounting charge.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $4.8 million for the second quarter of 1997 to $5.0 million for the second quarter of 1998, and increased from $8.7 million for the first six months of 1997 to $9.8 million for the first six months of 1998. The dollar increase in expenses is primarily due to the addition of the CADDX subsidiary. As a percentage of net sales, marketing, general and administrative expenses for the second quarter decreased from 18.8% in 1997 to 18.3% in 1998. In the second quarter of 1997, the Company incurred a $300,000 charge for costs associated with a change in distribution arrangements in Australia. For the first six months of the year, sales, marketing, general and administrative expenses increased as a percentage of sales from 17.7% in 1997 to 19.1% in 1998. This increase was the result of added cost associated with additional sales personnel and product technical support for the Company's commercial product lines, and marketing expenses incurred to support the release of new product lines scheduled for the second half of 1998.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $146,000 to $2.0 million for the second quarter of 1998, and increased $512,000 to $4.0 million for the first six months of 1998. The increase was primarily due to the Company's continued emphasis on research and new product development and the addition of CADDX. New products scheduled to be introduced in 1998 include Concord(TM), a modular hybrid control panel which allows dealers to start with a low-cost hardwire platform with the ability to add wireless sensors, and the release of upgrades to the feature content of the Company's traditional control panels. The Company also continues development on its Advent(TM) platform, which is designed for the commercial burglary and fire market. The Company anticipates that expenditures for research and development activities for all of 1998 will be between 7.5% and 8% of net sales.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the second quarter of 1997, in conjunction with the Acquisition, the Company made a $5.2 million non-recurring charge to operations for value assigned at the Acquisition date to purchased technology under development.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $296,000 for the second quarter of 1997 to $353,000 for the second quarter of 1998, and from $524,000 for the first six months of 1997 to $706,000 for the first six months of 1998. The increase is attributable to the Company's acquisitions in the second quarter 1997.

         NET INTEREST INCOME. Net interest income increased from $127,000 for the second quarter of 1997 to $213,000 for the second quarter of 1998 due primarily to an increase in cash available for placement in high quality, short-term cash equivalents and increased demand for financing by dealers under the Company's financing program. During the first six months of 1998, net interest income totaled $393,000 compared to $391,000 for the first six months of 1997.

         INCOME TAX EXPENSE. Income tax expense increased from $1.6 million for the second quarter of 1997 to $1.9 million for the second quarter of 1998, and decreased from $3.8 million for the first six months of 1997 to $3.3 million for the first six months of 1998. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. Additionally, the 1997 effective tax rate was impacted by the non-deductibility for income tax purposes of the $5.2 million non-recurring charge for purchased technology under development.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily with cash from operations. For the first six months of 1998, the Company generated net cash from operating activities of $5.3 million. Net cash provided by operating activities resulted primarily from $5.9 million in net income and $1.8 million in depreciation and amortization charges, less $2.5 million from changes in operating assets and liabilities, principally accounts receivable.

         During 1998, the Company invested $1.8 million in property and equipment and $1.6 million in other intangible assets, primarily capitalized costs associated with the patent litigation. For the year ended December 31, 1998, the Company expects that purchases of property and equipment will be approximately $3.5 million.

         For the first six months of 1998, cash provided by the exercise of stock options was $893,000.

         A substantial amount of the Company's working capital is invested in accounts receivable, notes receivable and inventories. The Company periodically reviews accounts receivable and notes receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

         The Company believes that its current cash position, along with cash flows from operations and funds available through the Company's credit facility will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1998.

         On June 18, 1998, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,000,000 shares of ITI's common stock in the open market or in private transactions. The Board also canceled the previous stock repurchase program authorized on November 22, 1996, to repurchase up to 900,000 shares, under which ITI had acquired 711,500 shares. To date, 33,000 shares have been repurchased under the June 1998 repurchase authorization.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

         The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the inability of many computer programs to correctly identify dates occurring after December 31, 1999, because they use two digits rather than four digits to identity years. This could cause a computer system failure or miscalculations, resulting in disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation has appealed the verdict. The appeal is estimated to take nine months to a year to be resolved. Costs associated with this action are being capitalized as a patent asset associated with the related technology.

                  Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its Vista series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's Learn Mode patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995 to avoid any additional complication and delay. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota.

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

                  (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998, or during the period from June 30, 1998, to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 11, 1998                ITI TECHNOLOGIES, INC.



                                       By   /s/ Jack A. Reicher
                                          --------------------------------------
                                              Jack A. Reichert
                                              Vice President of Finance
                                              (Chief Accounting Officer)