Form 10-Q
period 1998-09-30
ITI TECHNOLOGIES INC
filed 1998-11-12
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 1998, there were 8,323,174 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998


                                   INDEX                                    PAGE
                                   -----                                    ----

PART I --    FINANCIAL INFORMATION

             Item 1 --      Consolidated Financial Statements                 3

             Item 2 --      Management's Discussion and Analysis             10
                            of Financial Condition and Results
                            of Operations

PART II --   OTHER INFORMATION

             Item 1 --      Legal Proceedings                                14

             Item 5 --      Other Information                                15

             Item 6 --      Exhibits and Reports on Form 8-K                 16

             Signatures                                                      17

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
October 29, 1998

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE THREE          FOR THE NINE
                                                   MONTHS ENDED          MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                              --------------------     -----------------
                                                1998        1997       1998       1997
                                                ----        ----       ----       ----
                                                              (UNAUDITED)
Net sales .................................   $ 29,326    $ 26,468   $ 80,379   $ 75,611
Cost of goods sold ........................     16,021      14,516     43,792     40,243
Inventory purchase accounting adjustment ..                                          725
                                              --------    --------   --------   --------
Gross profit ..............................     13,305      11,952     36,587     34,643
Operating expenses:
   Marketing, general and administrative ..      4,917       4,727     14,684     13,433
   Research and development ...............      2,047       1,982      6,041      5,464
   Purchased research and development costs                                        5,200
   Amortization of intangible assets ......        353         352      1,059        876
                                              --------    --------   --------   --------
Operating income ..........................      5,988       4,891     14,803      9,670
Other income (expense):
   Interest, net ..........................        204          75        597        466
   Other, net .............................        (13)          5         50        (19)
                                              --------    --------   --------   --------
Income before income tax expense ..........      6,179       4,971     15,450     10,117
Income tax expense ........................      2,223       1,782      5,562      5,605
                                              --------    --------   --------   --------
Net income ................................   $  3,956    $  3,189   $  9,888   $  4,512
                                              ========    ========   ========   ========
Per share amounts:
Basic .....................................   $    .47    $    .38   $   1.16   $    .54
Weighted average common shares outstanding       8,498       8,409      8,503      8,373
Diluted ...................................   $    .45    $    .36   $   1.11   $    .52
Weighted average common and common
   equivalent shares outstanding ..........      8,880       8,846      8,904      8,649



The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------
                                        4

                            ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30, DECEMBER 31,
                                                                  1998          1997
                                                              ------------  ------------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................   $   5,502    $   5,838
   Accounts receivable .....................................      17,088       14,510
   Inventories .............................................      23,609       21,962
   Deferred income taxes ...................................       1,300        1,300
   Other current assets ....................................       1,922        1,721
                                                               ---------    ---------
      Total current assets .................................      49,421       45,331

Property and equipment .....................................      10,421        9,825
   Excess of cost over net assets acquired .................      27,777       28,380
   Other intangible assets .................................      19,911       18,834
   Notes receivable, net of current portion ................       2,538        1,589
                                                               ---------    ---------
       Total assets ........................................   $ 110,068    $ 103,959
                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................   $   5,296    $   5,108
   Accrued wages ...........................................       2,713        1,880
   Other accrued expenses ..................................       2,606        2,007
                                                               ---------    ---------
      Total current liabilities ............................      10,615        8,995
Income taxes ...............................................       7,263        7,263
                                                               ---------    ---------
      Total liabilities ....................................      17,878       16,258
                                                               ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Common stock ($.01 par value; 30,000 shares authorized;
      9,280 shares issued, 8,323 shares outstanding at
      September 30, 1998; 9,190 shares issued, 8,478 shares
      outstanding at December 31, 1997) ....................          93           92
   Additional paid-in capital ..............................      75,493       74,575
   Retained earnings .......................................      31,983       22,095
   Treasury stock, at cost (957 shares at September 30, 1998
      and 712 shares at December 31, 1997) .................     (15,379)      (9,061)
                                                               ---------    ---------
      Total stockholders' equity ...........................      92,190       87,701
                                                               ---------    ---------
      Total liabilities and stockholders' equity ...........   $ 110,068    $ 103,959
                                                               =========    =========



The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------
                                        5

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE NINE
                                                                  MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                               1998           1997
                                                               ----           ----
OPERATING ACTIVITIES:                                              (UNAUDITED)
Net income .............................................    $    9,888     $    4,512
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization .......................         2,791          2,236
   Provision for doubtful accounts .....................           282            209
   Inventory purchase accounting adjustment ............                          725
   Purchased in-process research and development costs .                        5,200
   Changes in operating assets and liabilities:
      Accounts receivable ..............................        (2,860)         1,581
      Inventories ......................................        (1,647)           146
      Other assets .....................................        (1,150)          (647)
      Accounts payable .................................           188          1,011
      Income taxes payable .............................           469          1,440
      Accrued expenses .................................           963            847
                                                            ----------     ----------
Net cash provided by operating activities ..............         8,924         17,260
                                                            ----------     ----------

INVESTING ACTIVITIES:
Additions to property and equipment ....................        (2,250)        (2,222)
Additions to other intangible assets ...................        (1,611)        (1,225)
Issuance of notes receivable ...........................                         (998)
Acquisitions of businesses, net of cash acquired .......                      (20,522)
                                                            ----------     ----------
Net cash used in investing activities ..................        (3,861)       (24,967)
                                                            ----------     ----------

FINANCING ACTIVITIES:
Proceeds from revolving credit agreement ...............                        6,310
Payment of revolving credit agreement ..................                       (6,310)
Proceeds from exercise of common stock options .........           919          1,069
Payments for treasury stock ............................        (6,318)        (1,395)
                                                            ----------     ----------
Net cash used in financing activities ..................        (5,399)          (326)
                                                            ----------     ----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS ....................................          (336)        (8,033)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ..............................         5,838         13,352
                                                            ----------     ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ....................................    $    5,502     $    5,319
                                                            ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------
                                        6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited consolidated statement of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed reviews of the interim consolidated financial statements included herein and their review report thereon accompanies this filing.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.   LITIGATION

     On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe the Company's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation has appealed the verdict. The Company anticipates that the appeal will be resolved during the first half of 1999.

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


--------------------------------------------------------------------------------
                                        7

     Costs associated with these actions and related appeal are being capitalized as a patent asset associated with the related technology. As of September 30, 1998, the Company has capitalized $4.7 million of costs related to these lawsuits, which are included in other intangible assets on the consolidated balance sheet.

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

     The Company calculated basic and diluted earnings per share as follows for the third quarter and nine months ended September 30 (in thousands, except per share data):

                                             Third Quarter   Nine Months Ended
                                            ---------------  -----------------
                                              1998    1997      1998     1997
                                             ----     ----      ----     ----
     Net income                             $3,956   $3,189   $9,888   $4,512
     Weighted average shares outstanding:
        Basic (actual shares outstanding)    8,498    8,409    8,503    8,373
        Effect of dilutive options             382      437      401      276
                                            ------   ------   ------   ------
        Diluted                              8,880    8,846    8,904    8,649
                                            ======   ======   ======   ======

     Per share amounts:
        Basic                               $  .47   $  .38   $ 1.16   $  .54
        Diluted                             $  .45   $  .36   $ 1.11   $  .52

4.   TREASURY STOCK

     On June 18, 1998, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,000,000 shares of the Company's common stock in the open market or in private transactions. Total repurchases under this authorization of 245,200 shares occurred during the third quarter. The Board also canceled the previous stock repurchase program authorized on November 22, 1996, to repurchase up to 900,000 shares, under which the Company had acquired 711,500 shares.


--------------------------------------------------------------------------------
                                       8

5.   OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                             September 30,  December 31,
                                                  1998          1997
                                             ------------   ------------
                                              (UNAUDITED)
Accounts receivable:
   Accounts receivable .....................   $ 18,343      $ 15,555
   Allowance for doubtful accounts .........     (1,255)       (1,045)
                                               --------      --------
        Total ..............................   $ 17,088      $ 14,510
                                               ========      ========
Inventories:
   Raw materials ...........................   $ 11,800      $  9,956
   Allowance for obsolescence ..............     (1,555)       (1,660)
                                               --------      --------
                                                 10,245         8,296
   Work-in-process .........................      4,969         4,877
   Finished goods ..........................      8,395         8,789
                                               --------      --------
        Total ..............................   $ 23,609      $ 21,962
                                               ========      ========

Property and equipment:
   Machinery and equipment .................   $ 11,891      $ 10,080
   Furniture and fixtures ..................      4,269         3,881
   Building and improvements ...............      1,784         1,751
                                               --------      --------
                                                 17,944        15,712
   Accumulated depreciation and amortization     (7,523)       (5,887)
                                               --------      --------
        Total ..............................   $ 10,421      $  9,825
                                               ========      ========

Other intangible assets:
   Trademarks and trade names ..............   $ 13,829      $ 13,829
   Technology and patents ..................      5,170         3,569
   Customer lists ..........................      3,007         3,007
   Other ...................................        626           616
                                               --------      --------
                                                 22,632        21,021
   Accumulated amortization ................     (2,721)       (2,187)
                                               --------      --------
        Total ..............................   $ 19,911      $ 18,834
                                               ========      ========

Other accrued expenses:
   Warranty ................................   $    650      $    650
   Professional fees .......................        443           493
   Other ...................................      1,513           864
                                               --------      --------
        Total ..............................   $  2,606      $  2,007
                                               ========      ========


--------------------------------------------------------------------------------
                                       9

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

GENERAL:

            On June 18, 1998, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,000,000 shares of the Company's common stock in the open market or in private transactions. Total repurchases under this authorization of 245,200 shares at a total cost of $6.3 million occurred during the third quarter. The Board also canceled the previous stock repurchase program authorized on November 22, 1996, to repurchase up to 900,000 shares, under which the Company had acquired 711,500 shares.

            In the second quarter of 1997, the Company purchased all of the outstanding stock of CADDX-CADDI Controls, Inc. ("CADDX") for $19.0 million in cash (the "Acquisition"). CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems. Additionally, the Company also completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million.

RESULTS OF OPERATIONS:

            NET SALES. Net sales increased by $2.9 million, or 10.8%, from $26.5 million for the three months ended September 30, 1997, to $29.3 million for the three months ended September 30, 1998. Net sales increased by $4.8 million, or 6.3%, from $75.6 million for the nine months ended September 30, 1997, to $80.4 million for the nine months ended September 30, 1998. The increase in sales for both the quarter and nine-month period is primarily attributable to volume increases reflecting the successful introduction of the Company's new products designed for the mass-market portion of the industry.

            Excluding sales to the Company's former largest customer's branch operations, sales to all other customers increased over 17% from the third quarter of 1997. Sales to the Company's former largest customer's branch operations declined from $1.5 million of total sales in the third quarter of 1997 to less than $200,000 in the third quarter of 1998. No single customer accounted for more than 5% of total sales during the third quarter of 1998.


--------------------------------------------------------------------------------
                                       10

            GROSS PROFIT. Gross profit increased $1.4 million from $12.0 million in the third quarter of 1997 to $13.3 million for the third quarter of 1998 and increased as a percentage of net sales from 45.2% to 45.4% for the respective three-month periods. The increase in gross margin percentage is due primarily to the leveraging of fixed manufacturing cost over the increased sales volume. This benefit has been partially offset by the Company's introduction of lower priced, lower margin products designed for the highly competitive mass-market portion of the industry and additional material and start-up expenses associated with the manufacture of new product offerings. Gross profit increased from $34.6 million for the first nine months of 1997 to $36.6 million for the first nine months of 1998. This increase was primarily due to increased sales volume and the effect of a $725,000 non-recurring purchase accounting adjustment in the second quarter of 1997 that resulted from the write-up of CADDX inventory at the acquisition date to reflect estimated selling price less the sum of estimated costs of completion and sale.

            MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $4.7 million for the third quarter of 1997 to $4.9 million for the third quarter of 1998, and increased from $13.4 million for the first nine months of 1997 to $14.7 million for the first nine months of 1998. The dollar increase in expenses for the nine month period is primarily due to the addition of CADDX, which was only included for a period of five months in 1997. As a percentage of net sales, marketing, general and administrative expenses for the third quarter decreased from 17.9% in 1997 to 16.8% in 1998. This decrease is due to the higher level of sales during the quarter combined with the relatively fixed nature of these expenses. For the first nine months of the year, these expenses increased from 17.8% of net sales in 1997 to 18.3% in 1998. This increase was the result of added cost associated with additional sales personnel and product technical support for the Company's commercial product lines, and marketing expenses incurred during the first six months of the year to support the release of new product lines scheduled for the second half of 1998.

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for the quarter and nine-month periods ended September 30, 1998, increased $65,000 from the third quarter of 1997 and increased $577,000 from the first nine months of 1997, respectively. The increase for both periods was primarily due to the Company's continued emphasis on research and new product development and the addition of CADDX. New products scheduled to be introduced in 1998 include Concord(TM), a modular hybrid control panel that allows dealers to start with a low-cost hardwire platform with the ability to add wireless sensors, and the release of upgrades to the feature content of the Company's traditional control panels. The Company also continues development on its Advent(TM) platform, which is designed for the commercial burglary and fire market. The Company anticipates that expenditures for research and development activities for the year ended December 31, 1998, will be between 7% and 8% of net sales.

            PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the second quarter of 1997, in conjunction with the Acquisition, the Company recorded a $5.2 million non-recurring charge to operations for the value assigned at the Acquisition date to purchased technology under development.


--------------------------------------------------------------------------------
                                       11

            AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets was approximately $350,000 for both the third quarter of 1997 and 1998, and increased from $876,000 for the first nine months of 1997 to $1.1 million for the first nine months of 1998. The increase is attributable to the Company's second quarter 1997 acquisitions.

            NET INTEREST INCOME. Net interest income increased from $75,000 for the third quarter of 1997 to $204,000 for the third quarter of 1998, and increased from $466,000 during the first nine months of 1997 to $597,000 for the first nine months of 1998. The prior year's amount was impacted by the use of cash and cash equivalents for the second quarter 1997 acquisitions. In the third quarter of 1998, the Company repurchased under its June 18, 1998 stock repurchase program 245,200 shares of its common stock for a total of $6.3 million. Due to this use of cash, the Company expects interest income in the fourth quarter of 1998 to decrease from the third quarter amount.

            INCOME TAX EXPENSE. Income tax expense increased from $1.8 million for the third quarter of 1997 to $2.2 million for the third quarter of 1998, and remained constant at $5.6 million for the first nine months of both 1997 and 1998. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. Additionally, the effective tax rate for the nine months ended September 30, 1997, was negatively impacted by the non-deductibility for income tax purposes of the $5.2 million non-recurring second quarter charge for purchased technology under development.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has funded its operations primarily with cash from operations. For the first nine months of 1998, the Company generated net cash from operating activities of $8.9 million. Net cash provided by operating activities resulted primarily from $9.9 million in net income, $2.8 million in non-cash depreciation and amortization charges, less $4.0 million from changes in operating assets and liabilities, principally accounts receivable, inventory and funding of the Company's dealer financing program.

            During 1998, the Company invested $2.3 million in property and equipment and $1.6 million in other intangible assets, primarily capitalized costs associated with the patent litigation. For the year ended December 31, 1998, the Company expects that purchases of property and equipment will be approximately $3.0 million.

            For the first nine months of 1998, net cash used in financing activities was $5.4 million. Cash totaling $6.3 million was used to repurchase 245,200 shares of the Company's common stock which was partially offset by the proceeds from the exercise of stock options of $919,000.

            A substantial amount of the Company's working capital is invested in accounts receivable, notes receivable and inventories. The Company periodically reviews accounts receivable and notes receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.


--------------------------------------------------------------------------------
                                       12

            The Company believes that its current cash position, along with cash flows from operations and funds available through the Company's credit facility, will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1998.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

            The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company anticipates that there will be no material effect on its operations as a result of the scheduled conversion by eleven member states of the European Union to a common currency on January 1, 1999.

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

            The Company's assessment of the Year 2000 issue is substantially complete. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems or the Company and the cost of such modifications to be immaterial.

            In addition to internal Year 2000 remediation activities, the Company is in contact with key suppliers and customers to ensure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. A comprehensive survey of all vendors and customers has not been, nor will one be, undertaken. All efforts thus far have been focused on key vendors and customers. If these third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its actions with key suppliers and customers will minimize these risks.

            The vast majority of the Company's products are not date-sensitive. The Company has collected information on current and discontinued date-sensitive products. This information is available to customers as of the date of this filing.

            At this time, the Company does not have in place a comprehensive, global contingency plan relative to potential Year 2000 disruptions. Rather, each significant system either has been repaired and tested, or is being reworked. For systems currently being reworked, contingency plans exist to address unforeseen problems.


--------------------------------------------------------------------------------
                                       13

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe the Company's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation has appealed the verdict. The Company anticipates that the appeal will be resolved during the first half of 1999.

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

          In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company. Costs associated with routine litigation are expensed in the period incurred.


--------------------------------------------------------------------------------
                                       14

Item 5.   Other Information.

          Under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's stockholders may submit proposals to be considered at an annual stockholders' meeting. Rule 14a-8 under the Exchange Act sets forth the procedure and requirements for requesting that the Company include these proposals in its proxy statement. However, a stockholder may submit proposals to be voted on at an annual meeting without having the proposals included in the Company's proxy statement. These proposals are known as "non-Rule 14a-8 proposals."

          Rule 14a-4(c)(1) under the Exchange Act states when the proxies named by a company for an annual meeting may exercise their discretionary voting powers for proposals not included in the company's proxy statement, including non-Rule 14a-8 stockholder proposals. Rule 14a-4(c)(1) was recently amended to provide that proxies named by a company to vote at an annual meeting may be given discretionary authority to vote all proxies with respect to any non-Rule 14a-8 proposals that properly come before the annual meeting for a vote of the stockholders if (i) the company has not received advance notice of the proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual stockholders' meeting, and (ii) stockholders have been notified by the company of this 45-day advance notice requirement.

          The Company hereby notifies its stockholders that for the annual meeting of stockholders expected to be held in May 1999, the deadline for notifying the Company of any non-Rule 14a-8 stockholder proposals is February 16, 1999. Notice of any such proposal must be given in writing to the Secretary of the Company, Mr. Charles A. Durant, ITI Technologies, Inc., 2266 Second Street North, North St. Paul, Minnesota 55109. Therefore, the Company's proxies will be able to exercise their discretionary voting authority with respect to any non-Rule 14a-8 proposal not submitted to the Company or submitted to the Company after February 16, 1999.

          The notification deadline for stockholders wishing to have a Rule 14a-8 proposal considered for inclusion in the Company's proxy solicitation materials for the Annual Meeting of Stockholders to be held in 1999 is December 5, 1998, as set forth in the Company's Proxy Statement dated April 3, 1998. Such proposals must be set forth in writing and received by the Secretary of the Company, Mr. Charles A. Durant, at the above address on or before December 5, 1998.


--------------------------------------------------------------------------------
                                       15

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:
               15.   Letter regarding unaudited interim financial information.

               27.1 Financial data schedule (for electronic filing purposes only).

          (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998, or during the period from September 30, 1998, to the date of this Quarterly Report on Form 10-Q.


--------------------------------------------------------------------------------
                                       16

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 11, 1998                      ITI TECHNOLOGIES, INC.



                                               By  /s/ Jack A. Reichert
                                                   -----------------------------
                                                   Jack A. Reichert
                                                   Vice President of Finance
                                                   (Chief Accounting Officer)


--------------------------------------------------------------------------------
                                       17