Form 10-K
period 1998-12-31
ITI TECHNOLOGIES INC
filed 1999-03-26
CIK 930542

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.
                         COMMISSION FILE NUMBER 0-24900
                                 ---------------

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

                                 (651) 777-2690
              (Registrant's telephone number, including area code)

                                 ---------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
                                 ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                    Common Stock, $.01 par value
                                                          (Title of class)
                                 ---------------

            Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Aggregate market value of Common Stock held by non-affiliates of Registrant, based on the closing sale price of $31.50 per share as reported on The Nasdaq National Market on February 25, 1999: $265,502,223.

            Number of shares of Common Stock outstanding as of February 25, 1999: 8,428,642.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of Registrant's Proxy Statement are incorporated
                          by reference into Part III.
================================================================================

                             ITI TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----
Documents Incorporated by Reference..........................................  3

Cross Reference Sheet........................................................  4

PART I

Item 1.   Business...........................................................  5

Item 2.   Properties......................................................... 14

Item 3.   Legal Proceedings.................................................. 15

Item 4.   Submission of Matters to a Vote of Security Holders................ 15

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................ 16

Item 6.   Selected Consolidated Financial Data............................... 17

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 19

Item 8.   Financial Statements and Supplementary Data........................ 24

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 24

PART III

Item 10 through Item 12.  Also see "Documents Incorporated by Reference"
          (Page 3)........................................................... 25

Item 13.  Certain Relationships and Related Transactions..................... 25

PART III

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.... 25

Index to Consolidated Financial Statements...................................F-1

Report of Independent Accountants on Financial Statement Schedule............S-1

Financial Statement Schedule.................................................S-2

Signatures...................................................................S-3

                       DOCUMENTS INCORPORATED BY REFERENCE

            The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


     PARTS OF ANNUAL REPORT ON FORM 10-K                 DOCUMENTS INCORPORATED BY REFERENCE
---------------------------------------------      ------------------------------------------------
PART III

Item 10.  Directors and Executive Officers of      Reference is made to the Registrant's definitive
          the Registrant                           proxy statement, which will be filed with the
                                                   Securities and Exchange Commission
                                                   (the "Commission") within 120 days after
                                                   December 31, 1998 (the "Proxy Statement").

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

Item 12.  Security Ownership of Certain            Reference is made to the Registrant's Proxy
          Beneficial Owners and Management         Statement.


            (The remainder of this page was intentionally left blank)

                              CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K


                  ITEM NUMBER AND CAPTION                        SUBJECT HEADINGS IN PROXY STATEMENT
-----------------------------------------------------------      -----------------------------------
Item 10. Directors and Executive Officers of the Registrant      Election of Directors/Executive
                                                                 Compensation

Item 11. Executive Compensation                                  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners         Security Ownership of Management
         and Management                                          and Certain Beneficial Owners


            (The remainder of this page was intentionally left blank)

                                     PART I

ITEM 1.  BUSINESS

            When used in this document, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, not only in this report, but also in the Company's reports on Forms 10-Q and 8-K filed with the Commission.

GENERAL

            ITI Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, manufacture and market electronic security systems (both intrusion and fire protection) as well as electronic access control systems. Electronic security systems account for approximately 98% of the Company's sales.

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

            Unless the context requires otherwise, the term "Company" shall refer to ITI Technologies, Inc. and its wholly owned subsidiaries, ITI, CADDX, ITI International, Inc., and ITI Finance Corporation.

INDUSTRY OVERVIEW

            There are multiple markets in the electronic security industry. The Company currently competes in the burglar alarm market, the electronic access control market and the commercial fire detection market.

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

            There are two primary types of security systems: (i) hardwire systems, consisting of a control panel and sensors that communicate through low-voltage wires, and (ii) wireless systems, which utilize sensors that communicate with a central control panel using radio frequency (RF) signals. Hardwire systems are particularly suited to new construction or areas of the world in which installation and labor costs are extremely low. Wireless systems are particularly well-suited for retrofitting systems into existing homes or businesses and for life safety markets such as panic and medical alert systems. A third type of security system is a hybrid system, which has both hardwire and wireless capabilities.

            The Company believes that several factors contribute to a favorable outlook for growth in the electronic security system market. These include increasing use of wireless security systems, increasing growth in international demand for burglar alarm systems, increasing concern about crime, low penetration of security systems in United States households, improved technology and product features, lower cost systems and the availability of insurance discounts to homeowners who purchase security systems.

SUPERVISED WIRELESS SECURITY SYSTEMS MARKETED UNDER THE ITI(R) TRADEMARK

            The Company's wireless security systems are very flexible and can be programmed by the end-user to offer varying degrees of security, depending on the end-user's protection desires. The systems have the ability in all security levels to detect fire and other environmental conditions and to respond to manual activation for police, fire and medical emergencies.

            The Company offers a number of wireless security systems to meet a variety of price points and customer performance requirements, including:

            CONCORD. In 1998, the Company released a modular hybrid system called Concord. By containing both hardwire and wireless capabilities, Concord offers the installing dealer the low-price of hardwire with the flexibility of wireless. The basic 8-zone hardwire control panel can be upgraded through the use of modules to a 76-zone panel with lighting control, telephone control, voice feedback and paging output for latchkey reporting. The modular approach allows the installing dealer to utilize one product platform for a wide variety of installation requirements.

            ULTRAGARD SYSTEM. The UltraGard system was introduced in 1996. The UltraGard system features a 76-zone panel which operates on 12 volts (as opposed to the other products in ITI's lines, which operate on 6 volts). This high performance system is well suited for commercial applications as well as the largest residential applications.

            SIMON. The Simon system, first introduced in 1997, received substantial enhancements in 1998. Simon is an entry-level wireless security system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs or where security equipment is either given away or installed at a loss in an effort to obtain a long-term monitoring contract. The Simon system has the capability to individually recognize up to 24 wireless sensors. With the enhancement, it can now be controlled via a remote touch-tone phone and is compatible with two-way listen-in, talk-back alarm verification. The Company also introduced TOUCHTALK, the industry's first wireless talking touchpad as an upgrade option. Simon can be used with all of the Company's existing ITI wireless sensors.

            COMMANDER 2000 SYSTEM. The Commander 2000 system was introduced in 1994 to succeed the RF Commander system, which was first introduced in 1990. This system was designed as an entry level wireless security system for use in smaller businesses, homes and apartments and has many of the advanced features found in more expensive systems. The Commander 2000 has the capability to individually recognize up to 16 wireless sensors and can be used with substantially all of ITI's wireless accessories.

            CUSTOMIZED AND PRIVATE LABEL SYSTEMS. The Company has established relationships with large security companies to develop and manufacture customized, private label wireless security systems. In developing these systems, the Company may modify its existing systems by adding customized control panel software and component packaging as requested by the customer.

SYSTEM FEATURES AND COMPONENTS OF ITI WIRELESS SECURITY SYSTEMS

            ITI wireless security systems incorporate several innovative and advanced features and components which increase product performance, reliability and marketability:

            SUPERIOR SUPERVISED RADIO TECHNOLOGY. The Company believes its wireless security systems incorporate the most advanced radio technology currently available in supervised wireless systems. Each wireless sensor in an ITI system reports to the central control panel as a unique zone, enabling the central monitoring station personnel to identify and communicate to police or firefighters the exact location and nature of an emergency. If the control panel does not receive scheduled signals from a sensor, it reports the identity of the particular sensor to the central monitoring station and the end-user. This feature also allows service personnel to quickly find a malfunctioning sensor. Through the use of crystal-controlled radio transmitters and receivers, coupled with its patented LEARN MODE and signaling protocol technologies, the Company has virtually eliminated the effects of interference and greatly increased the range of its systems within the limitations imposed by the Federal Communications Commission ("FCC"). This supervised radio technology enhances the reliability and performance of ITI wireless systems and allows them to be used in larger premises, including many commercial facilities, where the use of wireless systems once was not feasible.

            LEARN MODE TECHNOLOGY. The Company's patented Learn Mode technology enables control panels to automatically "learn" the identity and type of each factory-programmed sensor in its system when the system is installed. The Learn Mode technology is attractive to the Company's customers because each sensor is manufactured with a unique programmed identity. This Learn Mode process reduces the time and cost of installing sensors and programming the systems and allows the installation of large numbers of security systems in densely populated areas without interference with neighboring systems.

            TOUCH-TONE TELEPHONE INTERFACE. The Company was the first to introduce the use of on- or off-site touch-tone telephones as touchpads to control security systems. This technology provides touch-tone telephones with all the system control capabilities of the touchpads manufactured by the Company for ITI wireless security systems. This feature contributes to end-user convenience by enabling the end-user to control the system from on- or off-premises by using touch-tone telephones.

            DIGITIZED VOICE TECHNOLOGY. The Company enhanced the "user-friendliness" and convenience of its systems by incorporating digitized voice technology. ITI wireless security systems can "talk" to the end-user on-site with digitized voice, and all systems except for the Commander 2000 also "talk" over on-or off-site touch-tone telephones. Incorporating digitized voice technology allows the end-user to confirm commands, such as the level of protection or a disarming signal, or to receive a status report of protection levels and environmental conditions, such as the temperature inside the end-user's house. In response to various foreign sales opportunities, the Company has incorporated digitized voice response capabilities in several foreign languages into its systems.

            BREADTH OF SENSOR LINE. The Company believes it offers the widest variety of wireless sensors currently available in the security system market. ITI wireless sensors include motion detectors; different types of intrusion sensors activated by sound, shock, or shattering glass; photoelectric smoke sensors; "rate-of-rise" fire sensors with a special thermostat activated by an unusually rapid temperature increase; carbon monoxide sensors; pocket-sized emergency transmitters; and environmental sensors to detect such conditions as furnace failure and flooding. ITI sensors also are the smallest available in any supervised wireless security system. The Company believes that its wide variety of sensors and their compact size offer it a significant competitive advantage. Most of the Company's wireless sensors have long-life lithium batteries, thus increasing system reliability and convenience. Much of the ITI wireless sensor line utilizes crystal-controlled radio transmitters. In 1997, the Company introduced a new lower cost sensor line based on Surface Acoustic Wave, or SAW, radio technology.

            INTERACTIVE CAPABILITIES. ITI systems communicate alarm information to central monitoring facility personnel over telephone lines using the Company's CS-5000 central station receiver. ITI Toolbox(R), a PC-based software tool, allows a technician to remotely perform certain kinds of service and programming on ITI security systems remotely, avoiding delay and expensive on-site service calls.

            HOME MANAGEMENT CAPABILITIES. The ITI energy saver module, which is available with the UltraGard and Concord systems, enables an end-user to adjust a thermostat using either a touchpad or an on- or off-site touch-tone telephone which can result in reduced energy costs to the end-user. The ITI wireless systems also can be used to control lights through the use of touchpads. The Company has developed a power line signaling technology that allows its system control panels to activate sirens and light modules over the household electrical system. Sirens and lights thus can be installed and controlled virtually anywhere in the premises where there is an electrical outlet.

            ALARM VERIFICATION. False alarms represent a troublesome issue for the security industry. In 1993, the Company introduced its Interrogator alarm verification module to address the false alarm issue. The Interrogator gives ITI wireless systems two-way voice capabilities through sensitive microphones and talk-back speakers that are placed strategically throughout a home or business. After an alarm has occurred and been reported to the central station, the Interrogator will allow the central station operator to either "listen in" or, if desired, "talk back" to the subject home or business. This built-in communicator helps enable the central station operator to verify alarms before dispatching the police or fire department. The Interrogator can digitally record and play back 16 seconds of an alarm event with the simple addition of the optional recording module. This enables the central station operator to listen to a recording of the actual emergency event as it happened. The Interrogator and the optional recording module work with all of ITI's wireless security systems and also can be sold separately for use with other manufacturers' security systems.

HARDWIRE AND HYBRID SECURITY SYSTEMS MARKETED UNDER THE CADDX(TM) TRADEMARK

            The Company has developed a line of hardwire and hybrid security systems targeted at both the domestic and international markets. The international market for security systems is rapidly growing and is approximately twice the size of the U.S. market and is roughly split between Europe and the rest of the world. The Company is one of the largest U.S. exporters of security system controls, offering multiple systems to satisfy the needs of the international, new construction and low-end hardwire markets.

            NX PRODUCT LINE. In mid-1997, the Company introduced the CADDX NX-8 security system, which is designed to be a hybrid security system that will meet various countries' regulatory requirements throughout the world. The NX-8 is flexible, durable and user/installer friendly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world. By adding an ITI wireless receiver to the NX-8 control panel, the NX-8 becomes a true hybrid system with both hardwire and wireless capabilities. In 1998, the Company built on the success of the NX-8 by introducing the NX-6 and NX-4 security systems offering similar functionality at a lower price point.

            RANGER PRODUCT LINE. The CADDX Ranger 9000E is a powerful, simple and flexible hardwire panel that can become a hybrid panel with the addition of a radio receiver. The Ranger 9000E is suitable for residential, commercial, retail and multi-tenant office building applications. This system provides the ability to incorporate security, access control and environmental process monitoring for commercial applications. Other security control panels in the CADDX Ranger family include the Ranger 8600, Ranger 8600E, Ranger 8980 and the Ranger 8980E.

            GLASS BREAK DETECTORS. The Company manufactures a line of glass break detectors under the CADDX trademark. The Company's patented "3x3" technology, which is a method of glass break detection that monitors three specific frequency ranges for three different sets of data and looks for a "match" to the "signature" of breaking glass, is incorporated in CADDX glass break sensors, making them extremely reliable.

            OTHER HARDWIRE SECURITY PRODUCTS. The Company also manufactures various other hardwire sensors for use in connection with hardwire control panels, including passive infrared sensors (or motion detectors) and seismic detectors.

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

            The Company offers a number of EAC systems to meet a variety of price points and customer performance requirements, including:

            ACCESS NT. Based on Microsoft Windows NT software, this system allows multiple work stations to be functioning simultaneously to monitor the system, add cards, change access times, make badges, control closed-circuit television cameras, create reports, etc. The system expands the functionality of the Access Point Manager ("APM") panels.

            ACCESS 5.0. This system has many of the same functions as Access NT, but with a smaller system capacity that performs in a non-multitasking operation at a lower price point. Both Access 5.0 and Access NT are aimed at the middle to large EAC installations.

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

            351 APM. The 351 system is aimed at small businesses that may have only one or two doors to protect but want to control who gets in and at what times. The 351 system is designed to work independently to control one or two doors and has its own microprocessor, database and clock.

FIRE PROTECTION SYSTEMS

            The total fire alarm market is estimated at $2 billion, including product, installation, service and monitoring. The manufacturers' equipment market is estimated at $800 million. While new to the commercial fire equipment market, the Company will shortly be offering several commercial fire products. The soon to be released Advent Fire System offers an excellent product solution for the high-end fire market. The Regency product and soon to be released UL commercial fire rated version of the CADDX NX-8 offer solutions for the retail and small commercial fire markets.

            Fire business is traditionally won by persuading specifying firms to specify your product. It is common to take two to five years in the specifying market for relationships to lead to sales. Business is also gained through negotiating directly with the end-users. Achieving the above market goals will necessitate a strategy of focusing on negotiated sales, particularly with Midwest regional end-users, in the first 18 months while developing relationships with specifying companies for future sales.

            ADVENT FIRE SYSTEM, slated for mid-1999, is a full-featured, high-level system. With its built-in multi-partition, 250 zone and long-range wireless capabilities, Advent Fire System is targeted for large commercial applications such as industrial complexes, government facilities, campuses, and high-rise office and residential complexes. The system can be powered by either one Class I or two Class II AC power transformers for up to 6 amps of 12/24 VDC regulated power for a large number of sensor, siren, analog smoke loop and other hardwire peripheral devices. Advent's capabilities can be increased by plugging in panel input, output, and/or smoke loop expansion cards. It can also be expanded through the built-in high speed, digital data bus that can connect a wide array of ITI SuperBus peripherals.

            REGENCY is a UL rated system that incorporates commercial burglary, fire and access control into a single platform. The integration makes it particularly attractive for retail and small commercial applications desiring multiple functionality.

            The NX-8 CF, which will be available in 1999, is a commercial fire version of the popular NX-8 control panel. It has 8 zones on-board and can be upgraded to over 40 zones with the addition of modules.

OTHER PRODUCTS

            In addition to developing new features for existing products, the Company's innovative product development programs have produced products for related markets using its existing technologies:

            THE QUIK BRIDGE FAMILY. The Quik Bridge family is a group of wireless receivers equipped with interfaces that broaden the market opportunities for ITI Learn Mode sensors. The Company has introduced several Quik Bridge family members. The Quik Bridge Repeater extends the range of ITI wireless sensors attached to ITI wireless receivers. The Quik Bridge Loop Receiver enables adding up to 16 ITI wireless sensors to any hardwire panel that supports a common loop ground and/or a relay unit connection. In 1998, the Company released the Quik Bridge two-channel receiver, which adds up to four wireless devices to any hardwire system. The Company also has custom receiver products specifically designated to work with the CADDX NX line of control panels in domestic and international markets and certain Radionics and Detection Systems controls in the U.S. market. In addition, the Quik Bridge family allows the use of the ITI keychain touchpad to control the Company's and other manufacturers' access control systems.

            CS 5000 COMPUTERIZED CENTRAL STATION RECEIVER. In 1998, the Company released the CS 5000 as a replacement for the CS 4000 central station receiver. The CS 5000 can be used by the central monitoring service providers to receive and monitor information from homes and businesses protected with ITI wireless security systems and certain other manufacturers' security systems. Monitoring station personnel transmit emergency messages to police, fire, medical or other authorities.

            LIFEGARD. Recognizing the growing elderly population, the Company introduced in 1996 its LifeGard personal emergency response system. Like a security system, LifeGard maintains a communication link with a monitoring company in order to provide the fastest possible response during an emergency. Two-way voice communication with the monitoring company is initiated either when the owner presses one of at least two panic buttons, or when the system does not detect activity in the home after an elapsed time. The LifeGard system includes a control panel mounted on a base, a built-in Interrogator and a water-resistant panic pendant.

SALES AND MARKETING

            The Company sells ITI wireless security equipment directly to its independent dealer network, large security companies and other private label customers, and electric and gas utility companies. The Company sells CADDX hardwire and hybrid security systems primarily through domestic and international distributors. Approximately 47% of CADDX branded product is sold outside of the United States and Canada.

            SALES TO INDEPENDENT DEALER NETWORK. The Company has a nation-wide sales force supporting its network of over 2,000 independent dealers. Through its independent dealer network, ITI wireless security products are sold extensively throughout the United States and Canada. The Company's dealer sales and support programs include sales aids (such as sales literature and demo kits), marketing literature and instructional videos for both dealers and end-users. In addition, the Company provides its dealers with a wide variety of training programs and materials, including technical, sales, marketing and business management programs and a number of marketing newsletters. The Company recognizes its top dealers with an incentive program which includes an annual trip to ITI's national dealer sales meeting, which reinforces the ties between the Company and its key dealers. ITI believes its dealer program gives it a competitive advantage and engenders dealer loyalty. The Company's Security Pro and Regency dealer programs enhance and support its independent dealer network.

            SALES TO LARGE SECURITY COMPANIES AND OTHER PRIVATE LABEL ARRANGEMENTS. The Company designs and manufactures customized and private label systems for companies that sell the systems on a national and regional basis. These customers offer the potential for substantial sales volume, provide extensive geographic coverage and, in many cases, offer the ability to sell ITI products under nationally recognized brand names. Members of the Company's senior management team are involved in initiating and maintaining relationships with its private label customers.

            SALES TO ELECTRIC AND GAS UTILITIES. Electric and gas utilities provide the Company with an additional distribution channel and the opportunity to develop related applications of its technologies. These utilities are increasingly seeking to enter unregulated industries, including the security systems industry, to increase their profits. This industry offers electric and gas utilities a logical complement to their businesses, as many already have the infrastructure in place to sell, install and repair security and home automation systems and provide monthly monitoring services. Over 60 electric and other utilities are now purchasing the Company's products. The Company has two sales representatives who sell to utilities with support from the Company's field sales force.

INTERNATIONAL SALES

            Export sales, primarily to Canada, Europe and Australia, accounted for 18.3%, 13.9% and 8.7% of the Company's net sales for 1998, 1997 and 1996, respectively (see the Consolidated Financial Statements and Notes thereto). The Company believes that international markets offer an important opportunity for sales growth. The Company currently sells its products in over 50 foreign countries through distributors and dealers. The CADDX NX product line was designed specifically with the international market in mind. The NX control panels include special telecom and power interfaces that are acceptable under most regulatory requirements throughout the world. Furthermore, in response to various foreign sales opportunities, the Company has incorporated into its wireless security systems digitized voice response capabilities in several foreign languages and intends to expand its product development and marketing efforts to increase its international sales of wireless security products. The Company is currently designing its next generation of wireless security systems to satisfy the power, telephone, radio and other regulatory standards necessary to sell the systems in the European Community. The Company has also developed a wireless receiver for the CADDX NX hardwire panels, which creates a global hybrid product solution. Because the NX security panels have already gained numerous international approvals, it is helping to accelerate the introduction of ITI wireless sensors in the international market.

SALES TO A SIGNIFICANT CUSTOMER

            During the years ended December 31, 1997 and 1996, one customer accounted for 25% and 41%, respectively, of consolidated net sales. This customer accounted for 11% of consolidated accounts receivable at December 31, 1997. No one customer exceeded more than 6% of consolidated sales or accounts receivable for the year ended December 31, 1998.

PRODUCT DEVELOPMENT

            In the years ended December 31, 1998, 1997, and 1996, the Company had research and development expenditures of $8.0 million, $7.5 million and $6.3 million, respectively. The Company's current product development efforts are primarily devoted to continuing the enhancement and expansion of its product lines and technologies.

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

MANUFACTURING

            The Company's production processes include printed circuit board assembly, testing and calibration and final assembly and testing. The Company has manufacturing facilities in North St. Paul, Minnesota and Gladewater, Texas. A Mexican contract manufacturing facility, which is dedicated to the Company, assembles less complex, high-volume circuit boards, such as transmitter boards, and sends them to North St. Paul. The Company has invested in various automated printed circuit board assembly and test equipment at its North St. Paul, Gladewater and Mexican facilities to achieve manufacturing cost efficiencies and vertically integrate its production processes. From time to time, the Company uses certain contract manufacturers to perform some of its printed circuit board assembly and may increase its use of such companies to meet any increased demand. Certain of the chips, microprocessors and other products used in the Company's systems are obtained from single sources. If the Company could not obtain these components from these sources, there may be a 16-to 30-week lead time to obtain them from a different supplier. To help prevent delays in the shipment of its products, the Company maintains what it believes to be a sufficient amount of certain components in inventory or has made safety stock program arrangements with the suppliers.

INTELLECTUAL PROPERTY

            The Company's success is dependent in part on its proprietary information, technology and know-how. The Company relies on a combination of trade secret and copyright protection and confidentiality agreements to establish and protect its proprietary rights. In addition, the Company holds 21 patents covering various technologies, including its Learn Mode technology, and has several patent applications pending. The Company believes its Learn Mode technology in particular affords it significant competitive advantages because it has allowed the Company to substantially improve the performance and reliability of its products. The Company plans to aggressively protect its patents and other intellectual property and to pursue patents to protect its technology. There can be no assurance, however, that the Company will be able to protect its proprietary information, technology and know-how, deter misappropriation of its proprietary rights, or prevent third party development of substantially similar technology and products. In addition, there can be no assurance that any patent applications filed by the Company will result in issued patents or that any patents issued are or will be sufficiently broad to protect the Company's technologies or provide the Company with any material competitive advantages. There also can be no assurance that the patents the Company has obtained in the past or may obtain in the future will not be contested, invalidated or circumvented. See applicable discussions under "Item
3. Legal Proceedings" and the Consolidated Financial Statements and Notes thereto for discussions of current litigation proceedings involving intellectual property issues.

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

GOVERNMENT REGULATION

            Substantially all of the components in the Company's security systems require approval by the FCC before the systems may be marketed in the United States. Although the Company has obtained FCC approval of its products in the past, it cannot predict whether it will obtain FCC approvals for components of future products or whether FCC regulations might change with respect to the Company's current or future products. In addition, sales of the Company's products in countries outside of the United States usually are subject to similar types of approvals by regulatory authorities in those countries. The Company also is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous material, the discharge of material in the environment and otherwise relating to the protection of the environment. The Company believes it has complied in all material respects with all such laws and regulations.

EMPLOYEES

            On December 31, 1998, the Company had 645 full-time employees, consisting of 375 in manufacturing, 88 in engineering and product development, 70 in customer service, 50 in sales, 52 in management and administration and 10 in marketing. These employees do not include the contract workers in the Mexican facility. None of the Company's employees are members of a collective bargaining unit, and the Company's management believes employee relations are good.

ITEM 2.  PROPERTIES

            The Company's corporate headquarters and its largest manufacturing facility are located in North St. Paul, Minnesota, in two adjacent leased buildings that together provide approximately 148,000 square feet of manufacturing, warehouse and office space. The leases on the North St. Paul facilities expire on September 1, 1999. The Company believes the leases for the facilities can be renewed under acceptable terms. The Company also owns an approximately 33,000 square foot manufacturing and warehouse facility in Gladewater, Texas. Products marketed under the CADDX trademark are manufactured and distributed at the Gladewater facility. In 1998, the Company purchased a parcel of land adjacent to its Gladewater facility and has entered into a contract for the construction of a 31,063 square foot building that will enhance the Company's ability to manufacture CADDX products. The estimated construction cost is $1,200,000 and the building is scheduled to be completed in June of 1999. The Company also utilizes a contract assembly plant in

Navajoa, Mexico, consisting of approximately 22,000 square feet devoted exclusively to the Company's manufacturing needs.

            The Company leases small warehouse and shipping point facilities in Anaheim, California, Richmond, Virginia and Toronto, Ontario, Canada.

            The Company considers its key properties identified above, including the planned expansion in Gladewater, as suitable to its business and, in general, adequate for its current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe the Company's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict. On March 4, 1999, the Federal Circuit Court of Appeals heard oral arguments on the case. The Company anticipates that the appeal will be resolved during the first half of 1999.

            Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota. Discovery in the second suit has been stayed by agreement of the parties pending resolution of the appeal of the first suit.

            In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1998, or in the first quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "ITII." As of February 25, 1999, there were approximately 63 record holders of the Company's Common Stock.

            The following table sets forth, on a quarterly basis, the high and low closing sale prices for the Company's Common Stock for the two years ended December 31, 1998:

                                                 HIGH         LOW
                                               -------      -------
            1997
            ----
            Quarter:
              First                            $18          $13-1/4
              Second                            22-7/8       14-1/8
              Third                             29           22-13/16
              Fourth                            28-1/8       21-3/4

            1998
            ----
            Quarter:
              First                            $26-1/8      $20
              Second                            33           26
              Third                             28-1/2       23
              Fourth                            32-1/8       24-1/2

            The Company has never paid dividends on its Common Stock. The Company presently intends to retain any and all future earnings for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future. See applicable discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                                              YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                      1998            1997            1996           1995            1994
                                                   ---------       ---------       ---------      ---------       ---------
                                                                     (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ...................................      $ 108,986       $ 100,999       $  93,331      $  79,012       $  59,127
Cost of goods sold ..........................         58,815          53,628          48,217         42,126          32,371
Inventory purchase accounting adjustment(1) .                            725
                                                   ---------       ---------       ---------      ---------       ---------
Gross profit ................................         50,171          46,646          45,114         36,886          26,756
Operating expenses:
  Marketing, general and administrative .....         19,405          18,421          15,005         12,982          12,096
  Research and development, net .............          7,974           7,491           6,270          5,178           4,125
  Purchased research and development costs(2)                          5,200
  Amortization of intangible assets .........          1,412           1,233             912            912             912
                                                   ---------       ---------       ---------      ---------       ---------
Operating income ............................         21,380          14,301          22,927         17,814           9,623
Interest income (expense), net ..............            805             627             815             38          (4,325)
Other income (expense), net .................             49            (122)              5            (13)             13
                                                   ---------       ---------       ---------      ---------       ---------
Income before income tax expense and
  extraordinary item ........................         22,234          14,806          23,747         17,839           5,311
Income tax expense(2) .......................          8,004           7,202           8,655          6,488           1,896
                                                   ---------       ---------       ---------      ---------       ---------
Income before extraordinary item ............         14,230           7,604          15,092         11,351           3,415
Extraordinary item(3) .......................                                                                           820
                                                   ---------       ---------       ---------      ---------       ---------
Net income ..................................      $  14,230       $   7,604       $  15,092      $  11,351       $   2,595
                                                   =========       =========       =========      =========       =========
Per share amounts, basic:
  Income before extraordinary item ..........      $    1.68       $     .91       $    1.69      $    1.31       $     .61
  Extraordinary item(3) .....................                                                                          (.15)
                                                   ---------       ---------       ---------      ---------       ---------
  Net income ................................      $    1.68       $     .91       $    1.69      $    1.31       $     .46
                                                   =========       =========       =========      =========       =========
  Weighted average common
     shares outstanding .....................          8,461           8,394           8,930          8,671           5,624
                                                   =========       =========       =========      =========       =========
Per share amounts, diluted:
  Income before extraordinary item ..........      $    1.61       $     .87       $    1.63      $    1.26       $     .52
  Extraordinary item(3) .....................                                                                          (.12)
                                                   ---------       ---------       ---------      ---------       ---------
  Net income ................................      $    1.61       $     .87       $    1.63      $    1.26       $     .40
                                                   =========       =========       =========      =========       =========
  Weighted average common and common
     equivalent shares outstanding ..........          8,860           8,705           9,246          9,022           6,515
                                                   =========       =========       =========      =========       =========

                                                              QUARTERLY FINANCIAL DATA
                                                                    (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          ---------------------------------------------------------------------------------------------------------
                                                1998                                                     1997
                          ----------------------------------------------------------------------------------------------------------
                            FIRST       SECOND        THIRD       FOURTH      |       FIRST       SECOND         THIRD       FOURTH
                          --------     --------     --------     --------     |     --------     --------      --------     --------
Net sales ...........     $ 23,914     $ 27,139     $ 29,326     $ 28,607     |     $ 23,740     $ 25,403      $ 26,468     $ 25,388
Gross profit (1) ....       10,864       12,418       13,305       13,584     |       11,524       11,167        11,952       12,003
Net income (loss) (2)        2,534        3,398        3,956        4,342     |        3,744       (2,421)        3,189        3,092
Per share amounts:                                                            |
  Basic(4) ..........     $    .30     $    .40     $    .47     $    .52     |     $    .45     $   (.29)     $    .38     $    .37
  Diluted(4) ........     $    .29     $    .38     $    .45     $    .50     |     $    .44     $   (.29)     $    .36     $    .35


                                                             AS OF DECEMBER 31,
                                      ----------------------------------------------------------------
                                        1998          1997          1996          1995          1994
                                      --------      --------      --------      --------      --------
                                                               (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..............      $ 43,015      $ 36,336      $ 42,047      $ 34,866      $ 19,145
  Total assets .................       115,957       103,959        89,794        80,077        64,494
  Current liabilities ..........        10,874         8,995         6,056         6,225         7,300
  Total debt ...................                                                                 4,500
  Total liabilities ............        18,550        16,258        10,468         9,986        14,686
  Stockholders' equity .........        97,407        87,701        79,326        70,091        49,808


-------------------------

(1) Amount reflects a non-recurring purchase accounting adjustment to cost of goods sold of $725,000 in the second quarter of the year ended December 31, 1997, which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and selling at the time of the Acquisition.

(2) The Company recorded a non-recurring purchase accounting adjustment in the second quarter of the year ended December 31, 1997, which resulted from the write-off of $5.2 million for the value assigned to technology in process at the time of the Acquisition. This charge is not deductible for income tax purposes and, as such, no related tax benefit has been recorded as a part of the Company's income tax expense. During the fourth quarter of 1998, the Company recognized a $140,000 after-tax benefit from the reversal of certain expired customer rebates.

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

            (The remainder of this page was intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            On June 18, 1998, the Board of Directors authorized the repurchase, from time to time, of up to 1,000,000 shares of the Company's common stock in the open market or in private transactions. Total repurchases of 245,200 shares occurred during the third quarter of 1998 under this authorization. This action also canceled the stock repurchase program authorized on November 22, 1996, that allowed for the purchase of up to 900,000 shares of the Company's common stock. The Company purchased 90,000 and 621,500 shares in 1997 and 1996, respectively, under the November 22, 1996, authorization.

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

            On April 30, 1997 (the "Acquisition Date"), the Company purchased all of the outstanding stock of CADDX for $19.0 million in cash. In conjunction with the Acquisition, the Company also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the Acquisition, the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

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

            At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system and it was not clear whether any of this technology would be commercially acceptable or whether it would function correctly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It was not certain that these design innovations could be accomplished, and failure to achieve any one of these innovations would have caused the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. The product was introduced in the last half of 1997 and has been commercially successful. Also, subsequent to the Acquisition, the Company included in cost of goods sold in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Operations for the year ended December 31:

                                                   1998        1997        1996
                                                  -----       -----       -----
Net sales ................................        100.0%      100.0%      100.0%
Cost of goods sold .......................         54.0        53.1        51.7
Inventory purchase accounting adjustment .                       .7
                                                  -----       -----       -----
Gross profit .............................         46.0        46.2        48.3
Operating expenses:
  Marketing, general and administrative ..         17.8        18.2        16.0
  Research and development ...............          7.3         7.4         6.7
  Purchased research and development costs                      5.2
  Amortization of intangible assets ......          1.3         1.2         1.0
                                                  -----       -----       -----
Operating income .........................         19.6%       14.2%       24.6%
                                                  =====       =====       =====

            Net sales to the Company's ten largest security system customers and to all other customers were as follows for the year ended December 31:

                                1998               1997               1996
                          ----------------   ----------------   ----------------
                           AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
                          -------- -------   -------- -------   -------  -------
                                          (Dollars in thousands)
Net sales:
  Ten largest customers.  $ 35,696    33%    $ 45,695    45%    $ 56,030    60%
  All other customers...    73,290    67       55,304    55       37,301    40
                          --------   ---     --------   ---     --------   ---
                          $108,986   100%    $100,999   100%    $ 93,331   100%
                          ========   ===     ========   ===     ========   ===

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

            NET SALES. Net sales increased by $8.0 million, or 7.9%, from $101.0 million for 1997 to $109.0 million for 1998. The increase in net sales is attributable to business acquisitions and volume increases, primarily reflecting the successful introduction of the Company's new products designed for the mass market portion of the industry.

            Net sales for 1997 include eight months of revenue for the CADDX acquisition and the Regency product line. Excluding the effect of the acquisitions and sales to the branch operations of the Company's 1997 largest customer, sales to all other customers increased 26.6% from 1997. Sales to this customer's branch operations declined from approximately 21% of total sales in 1997 to less than 1% of total sales in 1998.

            GROSS PROFIT. Gross profit increased from $46.6 million for 1997 to $50.2 million for 1998, primarily due to the increased sales in 1998. As a percentage of sales, gross margin decreased from 46.2% in 1997 to 46.0% in 1998. This decrease was primarily due to excess capacity in the Company's North St. Paul manufacturing facility in the first half of the year, which resulted from the loss of business from the Company's largest customer in 1997, and due to additional employee benefits in the CADDX subsidiary that were planned at the time of the acquisition but not implemented until January 1998. In addition, 1997 margins were negatively impacted by the purchase accounting adjustment of $725,000, or .7% of sales, which resulted from the sale of inventory that had been written-up at the time of the Acquisition.

            MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $18.4 million for 1997 to $19.4 million for 1998 due to 1998 expenses reflecting a full year of the CADDX acquisition as compared to eight months of such expenses in 1997. Expressed as a percentage of net sales, these expenses decreased from 18.2% for 1997 to 17.8% for 1998. This decrease can be attributed to increased sales and the fact that a significant portion of these expenses are of a fixed nature.

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $7.5 million for 1997 to $8.0 million for 1998 as the Company continued its emphasis on research and development. New products introduced in 1998 include Concord(TM), a modular hybrid control panel that allows dealers to start with a low-cost hardwire platform with the ability to add wireless sensors, the NX-4 and NX-6 systems that are smaller versions of Company's successful NX-8 panel and the release of upgrades to the feature content of the Company's traditional control panels and central station receiver. The Company also continues development on its Advent(R) platform, which is designed for the commercial burglary and fire market. The Company anticipates that it will continue this high level of development activity in 1999.

            PURCHASED RESEARCH AND DEVELOPMENT COSTS. During the second quarter of 1997, in conjunction with the Acquisition, the Company recorded a $5.2 million non-recurring charge to operations for value assigned at the Acquisition date to purchased technology under development.

            AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets increased from $1.2 million for 1997 to $1.4 million for 1998. This increase is attributable to the Company's second quarter 1997 acquisitions.

            NET INTEREST INCOME. Net interest income increased from $627,000 for 1997 to $805,000 for 1998. The Company had utilized a substantial portion of its cash and cash equivalents in late 1996 and early 1997 to purchase the Company's common stock through its stock repurchase program and for the second quarter 1997 acquisitions. The Company had steadily increased its cash balances throughout 1998 until the third quarter when the Company repurchased, under its June 18, 1998, stock repurchase program, 245,200 shares of its common stock for a total of $6.3 million. In addition, the Company has increased participation in the ITI Finance program. Interest earned under this program increased from $159,000 in 1997 to $364,000 in 1998.

            INCOME TAX EXPENSE. Income tax expense increased from $7.2 million for 1997 to $8.0 million for 1998. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of amortization of excess of cost over net assets acquired, state income taxes net of tax benefit, and other tax credits. The effective rate in 1997 was also impacted by the nondeductibility of the purchased research and development costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

            NET SALES. Net sales increased by $7.7 million, or 8.2%, from $93.3 million for 1996 to $101.0 million for 1997. The increase in net sales is primarily attributable to business acquisitions and volume increases, as prices remained relatively stable over these periods.

            Net sales for 1997 include approximately eight months of revenue for the CADDX acquisition and the Regency product line. Excluding the effect of the acquisitions and sales to the Company's largest customer's branch operations, sales to all other customers increased over 16% from 1996. Sales to the Company's largest customer's branch operations declined from approximately 40% of total sales in 1996 to 21% of total sales in 1997.

            GROSS PROFIT. Gross profit increased from $45.1 million for 1996 to $46.6 million for 1997 but decreased as a percentage of net sales from 48.3% in 1996 to 46.2% in 1997. This decrease was primarily due to the fact that the CADDX business has lower gross margins than the Company's traditional wireless business as the CADDX product line is sold primarily through distribution rather than direct to dealers, and hardwire products have lower margins as compared to wireless products. In addition, margins were negatively impacted by the purchase accounting adjustment of $725,000, or .7% of sales, which resulted from the sale of inventory that had been written-up at the time of the Acquisition. Also, with the reduction of business from the branch operations of the Company's largest customer, the Company experienced excess capacity in its wireless manufacturing facility in the second half of the year.

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

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $6.3 million for 1996 to $7.5 million for 1997 as the Company continued its emphasis on research and development. New products introduced in 1997 included the Quik Bridge product line, the Simon security system, the CADDX NX-8 security system and related sensors. The Company anticipates that it will continue this high level of development activity.

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

LIQUIDITY AND CAPITAL RESOURCES

            On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified financial ratios and minimum net worth. No amounts were outstanding under this facility at December 31, 1998, or at any time during 1998.

            The Company has funded its operations primarily with cash from operations. The Company generated net cash from operating activities of $9.4 million for 1998 and $18.0 million for 1997. Net cash provided by operating activities for 1998 resulted primarily from $14.2 million of net income and $3.8 million of depreciation and amortization charges. The changes in operating assets and liabilities resulted in a use of cash of $9.6 million, which included a $4.9 million increase in accounts receivable, a $3.2 million increase in inventory and a $2.8 million increase in notes receivable from the Company's dealer financing program, less $1.8 million source of cash from an increase in accounts payable. Accounts receivable has increased primarily due to the Company's sales shifting away from a few, high-volume installation companies to numerous smaller dealers, coupled with a 12.7% or $3.2 million increase in sales in the fourth quarter of 1998 as compared to the fourth quarter of 1997. The growth in inventory was in support of these higher sales volumes and expanded product offerings.

            During 1998, the Company used $5.1 million for investing activities, consisting primarily of the purchase of property and equipment totaling $3.1 million and other intangible assets, including ongoing patent defense cost, of $1.8 million. The Company expects that purchases of property and equipment in 1999, including an estimated $1.2 million for an additional manufacturing facility in Gladewater, Texas, scheduled to be completed in the second quarter of 1999, will be approximately $4.5 million.

            Net cash used in financing activities was $4.5 million for 1998. Cash totaling $6.3 million was used to repurchase 245,200 shares of the Company's common stock, which was partially offset by the $1.8 million in proceeds paid to the Company from the exercise of stock options.

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

LITIGATION

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe the Company's LEARN MODE patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict. On March 4, 1999, the Federal Circuit Court of Appeals heard oral arguments on the case. The Company anticipates that the appeal will be resolved during the first half of 1999.

            Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota. Discovery in the second suit has been stayed by agreement of the parties pending resolution of the appeal of the first suit.

            Costs associated with these actions and related appeal are being capitalized as a patent asset associated with the related technology. As of December 31, 1998, the Company has capitalized $4.8 million of costs related to these lawsuits, which are included in other intangible assets on the consolidated balance sheet.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

            The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company anticipates that there will be no material effect on its operations as a result of the conversion by eleven member states of the European Union to a common currency on January 1, 1999.

FINANCIAL INSTRUMENTS

            The only financial instruments the Company maintains are in accounts receivable and notes receivable. The Company believes that the interest rate risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not enter into hedging or derivative instruments.

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

            The Company's assessment of the Year 2000 issue is substantially complete. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems or the Company and that the cost of such modifications will not be significant.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors -- General -- Information Regarding Nominees for Election as Directors -- Board Actions and Committees" and "Executive Compensation -- Information Regarding Certain Executive Officers" contained in the Company's Proxy Statement to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" -- "Election of Directors -- Compensation of Directors," -- "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," "Execution Compensation -- Report of the Compensation Committee," and "Performance Graph" contained in the Proxy Statement.

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

            (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998, or from December 31, 1998 to the date of this Annual Report on Form 10-K.

            (c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

                        10.1 Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 13, 1998).

                        10.2 Supply Agreement between Edison Select, an Edison International Company, and Interactive Technologies, Inc. dated December 15, 1998.

                        10.3 Lease Agreement between Aetna Institutional Investors I Limited Partnership and Interactive Technologies, Inc. dated January 1, 1999.

                        10.4 Lease Agreement between G.D. Package Machinery, Inc. and Interactive Technologies, Inc. dated June 1, 1998.

                        10.5 Construction Agreement between Noah's Construction, Inc. and CADDX Controls, Inc. dated October 8, 1998.

                        23.1 Consent of PricewaterhouseCoopers LLP

                        27.1 Financial Data Schedule (for electronic filing purposes only).

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

                        2.9 Shareholders' Agreement dated as of March 1, 1989, by and among ITHC and the shareholders listed on Schedule A attached thereto. (Exhibit 2.9)

                        3.2 Certificate of Incorporation of the Company, as amended, in effect on the date hereof. (Exhibit 3.1)

                        3.3 Bylaws of the Company in effect as of the date hereof. (Exhibit 3.2)

                        4.1         Form of Common Stock Certificate. (Exhibit
                                    4.1)

                        10.6 Adoption Agreement for Qualified Profit Sharing and 401(K) Plan. (Exhibit 10.7)

                        10.7 Securities Purchase Agreement dated as of May 11, 1992, by and among the Company and TCW Special Placements Fund III, Sun Life Insurance Company, The Lincoln National Convertible Securities Fund, Inc., TCW Capital, and The Lincoln National Income Fund, Inc. (the "Warrantholders"). (Exhibit 10.16)

                        10.8 First Amendment to Securities Purchase Agreement dated as of June 15, 1993, among the Company and Warrantholders. (Exhibit 10.17)

                        10.9 Second Amendment to Securities Purchase Agreement dated as of December 23, 1993, among the Company and Warrantholders. (Exhibit 10.18)

                        10.10 Letter Agreement dated March 15, 1993, by and between Thomas L. Auth and the Company. (Exhibit 10.33)

                        10.11 Letter Agreement dated March 15, 1993, by and between Charles E. Briskey and the Company. (Exhibit 10.35)

                        10.12 Memorandum of Agreement dated August 16, 1989, between Interactive Technologies, Inc. and Mo-Mex Corporation. (Exhibit 10.43)

                        10.13 Settlement Agreement and Release between Atrix International, Inc. and Interactive Technologies, Inc. and License Agreement between Atrix International, Inc. and Interactive Technologies, Inc. (Exhibit 10.48).


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

                        Exhibit No. Description
                        ----------- -----------

                        10.14 Strategic Supplier Agreement No. FD1106 between Interactive Technologies, Inc. and Honeywell Inc. dated November 20, 1996. (Exhibit 10.1)

                        10.15 Letter Agreement dated December 23, 1996, between ADT Security Systems, Inc. and Interactive Technologies, Inc. (Exhibit 10.2)

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

                        Exhibit No. Description
                        ----------- -----------

                        10.16 Stock Purchase and Sale Agreement dated April 4, 1997, by and among ITI, CADDX and the Shareholders.

            The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"); the exhibit number assigned to each exhibit as filed with the 1997 Form 10-K is set forth in parentheses after the description of the exhibit.

                        3.4 Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 22, 1997. (Exhibit 3.1)

                        10.17 Real Estate Sales Contract dated April 30, 1997, between Kenneth T. Lewis and CADDX-CADDI Controls, Inc. (Exhibit 10.1)

                        10.18 Employment Agreement dated April 30, 1997, between CADDX Controls, Inc. and Joe Hurst. (Exhibit 10.2)

                        10.19 Noncompetition Agreement dated April 30, 1997, between ITI Technologies, Inc. and Joe Hurst. (Exhibit 10.3)

                        10.20 Revolving Credit Agreement dated April 30, 1997, between ITI Technologies, Inc. and Norwest Bank Minnesota, National Association. (Exhibit 10.4)

                        10.21 Compatibility Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc. (Exhibit 10.6)

                        10.22 Trademark License Agreement dated June 3, 1997, between Prince Corporation and Interactive Technologies, Inc. (Exhibit 10.7)

                        10.23 Development and Supply Agreement between Interactive Technologies, Inc. and Westsec, Inc. d/b/a Westar Security Services dated June 20, 1997. (Exhibit 10.8)

                        10.24 Form of Exchange Agreement used in connection with the exchange of options issued to Nonemployee Directors under the Company's Nonemployee Director Stock Option Plan. (Exhibit 10.9)

                        10.25 Form of Exchange Agreement used in connection with the exchange of Series C Stock Options. (Exhibit 10.10)

                        10.26 Form of Consent to Award Modification used in connection with the repricing of Series D and E Stock Options. (Exhibit 10.11)

            (d) The following report and consolidated financial statement schedule are filed as part of this Annual Report on Form 10-K: Schedule II -- Valuation and Qualifying Accounts and the Report of Independent Accountants thereon.

                                      F-14
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages
                                                                         ------

Report of Independent Accountants....................................... F-2

Consolidated Statement of Operations.................................... F-3

Consolidated Balance Sheet.............................................. F-4

Consolidated Statement of Cash Flows.................................... F-5

Consolidated Statements of Stockholders' Equity......................... F-6

Notes to Consolidated Financial Statements.............................. F-7-16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.:


            In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ITI Technologies, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            /s/  PricewaterhouseCoopers LLP
                                            -----------------------------------
                                            PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
March 23, 1999

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998           1997            1996
                                                            ---------      ---------       ---------
Net sales ............................................      $ 108,986      $ 100,999       $  93,331
Cost of goods sold ...................................         58,815         53,628          48,217
Inventory purchase accounting adjustment .............                           725
                                                            ---------      ---------       ---------
Gross profit .........................................         50,171         46,646          45,114
Operating expenses:
    Marketing, general and administrative ............         19,405         18,421          15,005
    Research and development .........................          7,974          7,491           6,270
    Purchased research and development costs .........                         5,200
    Amortization of intangible assets ................          1,412          1,233             912
                                                            ---------      ---------       ---------
Operating income .....................................         21,380         14,301          22,927
Other income (expense):
    Interest, net ....................................            805            627             815
    Other, net .......................................             49           (122)              5
                                                            ---------      ---------       ---------
Income before income tax expense .....................         22,234         14,806          23,747
Income tax expense ...................................          8,004          7,202           8,655
                                                            ---------      ---------       ---------
Net income ...........................................      $  14,230      $   7,604       $  15,092
                                                            =========      =========       =========

Per share amounts:
    Basic ............................................      $    1.68      $     .91       $    1.69
    Weighted average common shares outstanding - basic          8,461          8,394           8,930

    Diluted ..........................................      $    1.61      $     .87       $    1.63
    Weighted average common and common equivalent
      shares outstanding - diluted ...................          8,860          8,705           9,246


The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                AS OF DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
                                                                                         1998            1997
                                                                                      ---------       ---------
Current assets:
    Cash and cash equivalents ..................................................      $   5,594       $   5,838
    Accounts receivable ........................................................         19,037          14,510
    Inventories ................................................................         25,201          21,962
    Deferred income taxes ......................................................          1,223           1,300
    Other current assets .......................................................          2,834           1,721
                                                                                      ---------       ---------
        Total current assets ...................................................         53,889          45,331

Property and equipment .........................................................         10,647           9,825
Excess of cost over net assets acquired ........................................         27,576          28,380
Other intangible assets ........................................................         19,897          18,834
Notes receivable, net of current portion .......................................          3,948           1,589
                                                                                      ---------       ---------
        Total assets ...........................................................      $ 115,957       $ 103,959
                                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................................      $   6,874       $   5,108
    Accrued wages ..............................................................          2,045           1,880
    Other accrued expenses .....................................................          1,955           2,007
                                                                                      ---------       ---------
        Total current liabilities ..............................................         10,874           8,995
Income taxes ...................................................................          7,676           7,263
                                                                                      ---------       ---------
        Total liabilities ......................................................         18,550          16,258
                                                                                      ---------       ---------

Commitments and contingencies

Stockholders' equity:
    Common stock ($.01 par value; 30,000 shares authorized; 9,304 shares issued,
       8,347 shares outstanding in 1998; 9,190 shares issued, 8,478 shares
       outstanding in 1997) ....................................................             93              92
    Additional paid-in capital .................................................         76,368          74,575
    Retained earnings ..........................................................         36,325          22,095
    Treasury stock, at cost (957 shares in 1998, 712 shares in 1997) ...........        (15,379)         (9,061)
                                                                                      ---------       ---------
        Total stockholders' equity .............................................         97,407          87,701
                                                                                      ---------       ---------
        Total liabilities and stockholders' equity .............................      $ 115,957       $ 103,959
                                                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                             1998           1997           1996
                                                           --------       --------       --------
OPERATING ACTIVITIES:
Net income ..........................................      $ 14,230       $  7,604       $ 15,092
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of intangible assets ................         1,518          1,329          1,105
   Depreciation and amortization ....................         2,258          1,802          1,170
   Provision for doubtful accounts ..................           399            657            385
   Inventory purchase accounting adjustment .........                          725
   Purchased research and development costs .........                        5,200
   Deferred income taxes ............................           619            250            988
   Changes in operating assets and liabilities:
        Accounts receivable .........................        (4,926)         1,603         (1,634)
        Inventories .................................        (3,239)        (2,729)        (2,150)
        Financing notes receivable ..................        (2,762)          (737)          (304)
        Other current assets ........................          (447)           596           (349)
        Accounts payable ............................         1,766          1,370         (1,118)
        Accrued wages and other accrued expenses ....           113            235            949
        Other liabilities ...........................          (129)           100            118
                                                           --------       --------       --------
Net cash provided by operating activities ...........         9,400         18,005         14,252
                                                           --------       --------       --------
INVESTING ACTIVITIES:
  Additions to property and equipment ...............        (3,080)        (2,790)        (3,722)
  Additions to other intangible assets ..............        (1,777)        (2,004)        (1,258)
  Issuance of notes receivable ......................          (263)          (974)
  Acquisitions of businesses, net of cash acquired ..                      (20,522)
                                                           --------       --------       --------
  Net cash used in investing activities .............        (5,120)       (26,290)        (4,980)
                                                           --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement ..........                        6,310
  Payments of revolving credit agreement ............                       (6,310)
  Proceeds from exercise of employee stock options ..         1,794          2,166          1,809
  Payments for treasury stock .......................        (6,318)        (1,395)        (7,666)
                                                           --------       --------       --------
  Net cash provided by (used in) financing activities        (4,524)           771         (5,857)
                                                           --------       --------       --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................          (244)        (7,514)         3,415
CASH AND CASH EQUIVALENTS AT  BEGINNING
  OF YEAR ...........................................         5,838         13,352          9,937
                                                           --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............      $  5,594       $  5,838       $ 13,352
                                                           ========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               Retained
                                          Common Stock          Additional     Earnings          Treasury Stock            Total
                                     ----------------------       Paid-in    (Accumulated    ----------------------    Stockholders'
                                      Shares        Amount        Capital      Deficit)       Shares        Amount        Equity
                                     --------      --------      --------      --------      --------      --------      --------
Balance at December 31, 1995 ...        8,915      $     89      $ 70,603      $   (601)                                 $ 70,091
Options exercised, including tax
  benefits of $1,251 ...........          121             1         1,808                                                   1,809
Purchase of treasury stock .....                                                                 (622)     $ (7,666)       (7,666)
Net income .....................                                                 15,092                                    15,092
                                     --------      --------      --------      --------      --------      --------      --------
Balance at December 31, 1996 ...        9,036            90        72,411        14,491          (622)       (7,666)       79,326

Options exercised, including tax
  benefits of $957 .............          154             2         2,164                                                   2,166
Purchase of treasury stock .....                                                                  (90)       (1,395)       (1,395)
Net income .....................                                                  7,604                                     7,604
                                     --------      --------      --------      --------      --------      --------      --------
Balance at December 31, 1997 ...        9,190            92        74,575        22,095          (712)       (9,061)       87,701

Options exercised, including tax
  benefits of $813 .............          114             1         1,793                                                   1,794
Purchase of treasury stock .....                                                                 (245)       (6,318)       (6,318)
Net income .....................                                                 14,230                                    14,230
                                     --------      --------      --------      --------      --------      --------      --------
Balance at December 31, 1998 ...        9,304      $     93      $ 76,368      $ 36,325          (957)     $(15,379)     $ 97,407
                                     ========      ========      ========      ========      ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS
            ITI Technologies, Inc. and its wholly owned subsidiaries (the "Company"), operating in one business segment, designs, manufactures and markets electronic security products and access control systems for the residential and commercial marketplace. The Company also has an ongoing research and development program which focuses its efforts on developing new and improved security systems at lower costs and on utilizing its technology base to develop products for related markets. The Company's products are sold through various channels, including a direct sales force to independent dealers and through regional, national and international distributors. In addition, the Company manufactures products on a private label basis for large security system installation companies. These customers are located primarily throughout North America, Europe and Australia.

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

RECLASSIFICATIONS
            Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with 1998 presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
            Cash equivalents include short-term investments with original maturities of three months or less. The Company's cash and cash equivalents are concentrated primarily in one financial institution.

INVENTORIES
            Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out method.

NOTES RECEIVABLE
            The Company's ITI Finance subsidiary records a note receivable in connection with the financing of certain customers' equipment purchases. These notes receivable have terms between three and six years. Principal and interest payments are primarily received on a monthly basis. The Company accrues interest monthly and periodically reviews the carrying value of these receivables for non-collectability and establishes appropriate allowances.

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

INTANGIBLE ASSETS
            The excess of acquisition cost over amounts assigned to the net identifiable assets acquired in the Company's various acquisitions are being amortized on a straight-line basis over forty years. Total accumulated amortization at December 31, 1998 and 1997 was $4,614,000 and $3,810,000,
respectively.

            Other identifiable intangible assets include value assigned to existing technology, trademarks, trade names and customer lists acquired, deferred financing costs, patents, including litigation cost associated with defending a patent, and other intangibles. Value assigned to trademarks purchased are amortized on a straight-line basis over an estimated useful life of forty years. Customer lists are amortized over their estimated useful lives, which range from ten to fifteen years. Patents and other intangibles are carried at cost less accumulated amortization calculated on a straight-line basis over their estimated useful lives, which range from eighteen months to twenty years.


            The Company periodically evaluates the carrying value its long lived assets based upon current and anticipated undiscounted cash flows.

INCOME TAXES
            Deferred income taxes result from temporary differences between financial reporting and income tax reporting based on enacted rates in effect for the periods in which these differences are expected to reverse. Income tax expense is the tax payable for the current period plus the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION
            Sales are recognized at the date of product shipment. Estimated warranty costs are provided for at the time of the related sales.

EARNINGS PER SHARE
            The Company calculated basic and dilutive earnings per share as follows for the years ended December 31 (in thousands, except per share data):

                                                     1998      1997      1996
                                                   -------   -------   -------
            Net income                             $14,230   $ 7,604   $15,092
                                                   =======   =======   =======
            Weighted average shares outstanding:
               Basic (actual shares outstanding)     8,461     8,394     8,930
               Effect of dilutive options              399       311       316
                                                   -------   -------   -------
               Diluted                               8,860     8,705     9,246
                                                   =======   =======   =======
            Per share amounts:
               Basic                               $  1.68   $   .91   $  1.69
               Diluted                             $  1.61   $   .87   $  1.63

            The only dilutive effect on earnings results from the assumed exercise of stock options outstanding under the Company's Stock Incentive Plan. Various options to purchase shares of the Company's common stock (the "Common Stock") were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. These options expire on various dates through 2008. The weighted average number of options excluded in the computation of diluted earnings per share and their associated exercise prices were as follows for the years ended December 31 (in thousands, except per share data):

                                                     1998      1997      1996
                                                   -------   -------   -------
            Weighted average options excluded          265       383       189
            Exercise price range:
               Low                                 $ 26.75   $ 16.50   $ 22.50
               High                                $ 30.75   $ 33.50   $ 33.50

3.  ACQUISITIONS

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

            At the time of the Acquisition, CADDX had under development technology related to the NX-8 security system and it was not clear whether any of this technology would be commercially acceptable or whether it would function correctly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world, the development of software to drive these interfaces and a buss structure to allow high speed transmissions over long lines without loss of signal, all within the specified physical space and cost structure contemplated. It was not certain that these design innovations could be accomplished, and failure to achieve any one of these innovations would have caused the NX-8 project to fail. As a result, in May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to NX-8 technology in process at the time of the Acquisition. The product was introduced in the last half of 1997 and has been commercially successful. Also, subsequent to the Acquisition, the Company included in cost of goods sold, in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

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

                                                   Pro forma
                                                   year ended
                                                  December 31,
                                           ---------------------------
                                               1997            1996
                                           -----------     -----------
                                                   (Unaudited)

            Net sales, in thousands        $   106,939     $   111,548
            Net income, in thousands            13,717          16,504
            Basic earnings per share              1.63            1.85
            Diluted earnings per share            1.58            1.78


           (The remainder of this page was intentionally left blank)

4.  OTHER FINANCIAL STATEMENT DATA

            The following financial statement data is as of December 31 (in thousands).

                                                            1998        1997
                                                          --------    --------
            Accounts receivable:
              Accounts receivable .....................   $ 20,182    $ 15,555
              Allowance for doubtful accounts .........     (1,145)     (1,045)
                                                          --------    --------
                Total .................................   $ 19,037    $ 14,510
                                                          ========    ========
            Inventories:
              Raw materials ...........................   $ 12,600    $  9,956
              Allowance for obsolescence ..............     (1,360)     (1,660)
                                                          --------    --------
                                                            11,240       8,296
              Work-in-process .........................      5,615       4,877
              Finished goods ..........................      8,346       8,789
                                                          --------    --------
                Total .................................   $ 25,201    $ 21,962
                                                          ========    ========
            Property and equipment:
              Machinery and equipment .................   $ 12,433    $ 10,080
              Furniture and fixtures ..................      4,545       3,881
              Land, building and improvements .........      1,786       1,751
                                                          --------    --------
                                                            18,764      15,712
              Accumulated depreciation and amortization     (8,117)     (5,887)
                                                          --------    --------
                Total .................................   $ 10,647    $  9,825
                                                          ========    ========
            Other intangible assets:
              Trademarks and trade names ..............   $ 13,829    $ 13,829
              Technology and patents ..................      5,336       3,569
              Customer lists ..........................      3,007       3,007
              Other ...................................        626         616
                                                          --------    --------
                                                            22,798      21,021
              Accumulated amortization ................     (2,901)     (2,187)
                                                          --------    --------
                Total .................................   $ 19,897    $ 18,834
                                                          ========    ========
            Other accrued expenses:
              Warranty ................................   $    650    $    650
              Professional fees .......................        432         493
              Other ...................................        873         864
                                                          --------    --------
                Total .................................   $  1,955    $  2,007
                                                          ========    ========
            Income taxes:
              Deferred ................................   $  7,027    $  6,485
              Other ...................................        649         778
                                                          --------    --------
                Total .................................   $  7,676    $  7,263
                                                          ========    ========

SIGNIFICANT CUSTOMER AND EXPORT SALES
            During the years ended December 31, 1997 and 1996, one customer accounted for 25% and 41%, respectively, of consolidated net sales. This customer accounted for 11% of consolidated accounts receivable at December 31, 1997. No one customer exceeded more than 6% of consolidated sales or accounts receivable for the year ended December 31, 1998.

            Export sales, primarily to Canada, Europe and Australia, accounted for 18.3%, 13.9% and 8.7% of consolidated net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  INCOME TAXES

            Income tax expense consisted of the following for the year ended December 31 (in thousands):

                                                               1998          1997          1996
                                                             -------       -------       -------
            Current:
              Federal .................................      $ 6,697       $ 6,443       $ 7,069
              State ...................................          698           509           598
            Deferred ..................................          619           250           988
                                                             -------       -------       -------
                                                             $ 8,004       $ 7,202       $ 8,655
                                                             =======       =======       =======

            The Company paid taxes of $7,251,000, $5,163,000 and $6,751,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

            The differences between the income tax expense and income taxes computed using the statutory federal income tax rate were as follows for the year ended December 31 (in thousands):

                                                               1998          1997          1996
                                                             -------       -------       -------
            Amount using the statutory federal tax rate      $ 7,782       $ 5,182       $ 8,311
            Purchased research and development
              costs ...................................                      1,820
            Amortization of excess of cost over net
              assets acquired .........................          281           265           231
            State income taxes, net of federal benefit           448           331           389
            Research and development
              tax credits .............................         (380)         (345)         (208)
            Foreign sales corporation benefit .........         (279)         (208)         (147)
            Other, net ................................          152           157            79
                                                             -------       -------       -------
                                                             $ 8,004       $ 7,202       $ 8,655
                                                             =======       =======       =======

            A summary of the components of deferred tax assets (liabilities) is as follows for the year ended December 31 (in thousands):

                                                                        1998          1997
                                                                      -------       -------
            Current deferred tax asset:
            Accrued expenses and valuation reserves not
              yet deducted for tax purposes ....................      $ 1,223       $ 1,300
                                                                      =======       =======

            Long-term deferred tax liability:
            Depreciation .......................................      $  (632)      $  (553)
            Patent defense costs ...............................       (1,744)       (1,133)
            Other intangible assets ............................       (4,651)       (4,799)
                                                                      -------       -------
                                                                      ($7,027)      ($6,485)
                                                                      =======       =======

6.  CREDIT FACILITY

            On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth. No borrowings were outstanding at December 31, 1997 or any time during 1998.

            On December 12, 1994, the Company entered into a bank credit agreement for an unsecured $15.0 million bank revolving credit facility which provided for interest calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate. In addition, the facility required a commitment fee of .25% per annum on the unused portion of the revolving credit commitment. During 1996, in consideration of its cash position, the Company voluntarily decided to terminate this facility. No amounts were outstanding under this agreement at any time during 1996.

            The Company paid $20,000, $24,000 and $27,000 of interest for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  COMMITMENTS

            The Company leases certain property and equipment under various non-cancelable operating leases which expire at various periods through 2001. Total rent expense of the Company was $709,000, $676,000 and $652,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, future minimum rentals required under non-cancelable operating leases are as follows (in thousands):

                        1999...................$   701
                        2000...................    616
                        2001...................     45
                                               -------
                                               $ 1,362
                                               =======

            The Company has entered into a contract for the construction of a 31,063 square foot building on a parcel of land adjacent to its Gladewater, Texas facility. The estimated construction cost is $1,200,000 and the building is scheduled to be completed in June of 1999.

8.  LITIGATION

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe the Company's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict. On March 4, 1999, the Federal Circuit Court of Appeals heard oral arguments on the case. The Company anticipates that the appeal will be resolved during the first half of 1999.

            Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota. Discovery in the second suit has been stayed by agreement of the parties pending resolution of the appeal of the first suit.

            Costs associated with these actions and related appeal are being capitalized as a patent asset associated with the related technology. As of December 31, 1998, the Company has capitalized $4.8 million of costs related to these lawsuits, which are included in other intangible assets on the consolidated balance sheet.

            In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

9.  PROFIT SHARING PLANS

            The Company contributes to certain defined contribution plans (the "Plans") which qualify under Section 401(k) of the Internal Revenue Code. Employees who meet minimum age and service requirements are eligible to participate in the Plans. The Company's contributions to the Plans were $217,000, $171,000 and $148,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

10.  STOCKHOLDERS' EQUITY

TREASURY SHARES
            On June 18, 1998, the Board of Directors of the Company canceled the stock repurchase program authorized on November 22, 1996 and authorized the repurchase, from time to time, of up to 1,000,000 shares of the Company's common stock in the open market or in private transactions. Total repurchases under this authorization of 245,200 shares occurred during the third quarter of 1998.

            On November 22, 1996, the Board of Directors authorized, subject to market conditions and other factors, the purchase of up to 900,000 shares of the Company's Common Stock. The Company purchased 90,000 and 621,500 shares under this authorization in 1997 and 1996, respectively.

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

STOCK INCENTIVE PLAN
            The Company's Long-Term Stock Incentive Plan (1992) (the "Stock Plan") provides for grants of up to 2,500,000 stock options, shares of restricted stock, restricted stock units and stock appreciation rights to officers, directors and other key employees. Options granted that are canceled or expire are available for grant in future periods. Stock option activity was as follows:

                                          NUMBER OF     WEIGHTED-AVERAGE  WEIGHTED-AVERAGE
OPTIONS                                     SHARES       EXERCISE PRICE      FAIR VALUE
                                          ---------     ----------------  ----------------
Outstanding at December 31, 1995          1,016,509           13.53
Granted ........................            311,000           27.91             10.26
Exercised ......................           (120,900)           5.31
Canceled .......................            (15,450)          22.39
                                          ---------
Outstanding at December 31, 1996          1,191,159           18.00

Granted ........................            366,000           14.26              5.94
Granted under exchange and
  repricing agreements .........            653,300           16.47              6.69
Canceled .......................           (677,650)          25.22
Exercised ......................           (153,782)           8.11
                                          ---------
Outstanding at December 31, 1997          1,379,027           13.84

Granted ........................            386,000           30.48             12.61
Exercised ......................           (114,630)           9.29
Canceled .......................            (30,050)          16.55
                                          ---------
Outstanding at December 31, 1998          1,620,347           18.08
                                          =========

            The following table summarizes information about stock options outstanding at December 31, 1998:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      -----------------------------------------------   ----------------------------
                                       WEIGHTED-
                                        AVERAGE          WEIGHTED-                      WEIGHTED-
                         NUMBER        REMAINING          AVERAGE          NUMBER        AVERAGE
                      OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
   RANGE OF           -----------   ----------------   --------------   -----------   --------------
EXERCISE PRICES
---------------
$5.00 to $7.50 ......    252,777       4.2 years          $  5.32          247,337       $  5.33
$14.125 to $16.50....    894,420       8.0 years            15.72          660,084         15.83
$22.56 to $30.75.....    473,150       8.4 years            29.35          290,660         28.68
                       ---------                                         ---------
$5.00 to $30.75......  1,620,347       7.5 years            18.08        1,198,081         16.78
                       =========                                         =========

            Options vest over periods up to seven years from the date of grant and expire at various periods up to November 2008. All options were granted with an exercise price equal to or exceeding the fair value of the Company's Common Stock at the date of grant. Upon termination of employment, options not exercisable expire.

            On May 22, 1997, the Company canceled all stock options awarded to date to the Company's Board of Directors having an exercise price of $25.88 and replaced such options with options issued under the Company's Stock Plan having an exercise price of $16.00, the market price of the Common Stock on that date. All other terms and conditions contained in such options remained unchanged.

            On May 5, 1997, the Company repriced certain Series D and E Stock Options that had an exercise price of $22.56 or higher to provide for a new exercise price of $16.50, the market price of the Common Stock on that date. All other terms and conditions contained in such options remained unchanged.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION
            The Company utilizes the intrinsic value method to account for employee stock option grants. Had compensation expense for the Stock Plan been determined consistent with the fair-value-based method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

            The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions of no dividend yield; expected volatility of 33.1%, 30.7% and 25.1%; expected option holding periods of 5.6, 5.3, and 5.3 years; and risk-free interest rates of 5.66%, 6.81%, and 6.38% for 1998, 1997 and 1996, respectively.

                                                     1998       1997       1996
                                                   -------    -------    -------
Net income (in thousands)       As Reported        $14,230    $ 7,604    $15,092
                                Pro forma           12,966      6,929     13,936
Basic earnings per share        As Reported        $  1.68    $   .91    $  1.69
                                Pro forma             1.53        .83       1.56
Diluted earnings per share      As Reported        $  1.61    $   .87    $  1.63
                                Pro forma             1.47        .80       1.52

            The pro forma information above only includes stock options granted subsequent to December 31, 1994. Pro forma compensation expense under the fair-value-based method may increase over the next few years as additional stock option grants are considered.

                                       S-3
                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

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

                                            /s/ PricewaterhouseCoopers LLP
                                            -----------------------------------
                                            PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 23, 1999

                             ITI TECHNOLOGIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                 BALANCE                                  BALANCE
                                              AT BEGINNING   CHARGED TO                    AT END
                 DESCRIPTION                    OF PERIOD      EXPENSE     DEDUCTIONS    OF PERIOD
--------------------------------------------   ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts         1996   $  800,000    $  384,593    $  284,593    $  900,000
                                        1997      900,000       657,000       512,000     1,045,000
                                        1998    1,045,000       399,201       299,201     1,145,000

Allowance for Inventory Obsolescence    1996   $1,300,000    $  202,624    $  102,624    $1,400,000
                                        1997    1,400,000       388,000       128,000     1,660,000
                                        1998    1,660,000        39,500       339,500     1,360,000

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ITI TECHNOLOGIES, INC.

                       By:  /s/ Thomas L. Auth
                            Thomas L. Auth
                            ITS: CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.


            NAME                                  TITLE                             DATE
            ----                                  -----                             ----
                                   Chairman, President, Chief Executive
    /s/ Thomas L. Auth             Officer and Director                        March 26, 1999
----------------------------



/s/ W. Wallace McDowell, Jr.       Director                                    March 26, 1999
----------------------------



/s/ William C. Ughetta, Jr.        Director                                    March 26, 1999
----------------------------



    /s/ Perry J. Lewis             Director                                    March 26, 1999
----------------------------



     /s/ Sangwoo Ahn               Director                                    March 26, 1999
----------------------------



  /s/ Walter R. Barry, Jr.         Director                                    March 26, 1999
----------------------------


                                   Vice President, Finance (Chief
    /s/ Jack A. Reichert           Accounting Officer)                         March 26, 1999
----------------------------


                                INDEX TO EXHIBITS

EXHIBIT
  NO.       DESCRIPTION OF EXHIBIT

 10.1 Long-Term Stock Incentive Plan (1992) (Amended and Restated as of May 13, 1998)

 10.2 Supply Agreement between Edison Select, an Edison International Company, and Interactive Technologies, Inc. dated December 15, 1998.

 10.3 Lease Agreement between Aetna Institutional Investors I Limited Partnership and Interactive Technologies, Inc. dated January 1, 1999.

 10.4 Lease Agreement between G.D. Package Machinery, Inc. and Interactive Technologies, Inc. dated June 1, 1998.

 10.5 Construction Agreement between Noah's Construction, Inc. and CADDX Controls, Inc. dated October 8, 1998.

 23.1       Consent of PricewaterhouseCoopers LLP

 27.1       Financial Data Schedule (for electronic filing purposes only)