Form 10-Q
period 1999-03-31
ITI TECHNOLOGIES INC
filed 1999-05-17
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              --------------------------------------------------
                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number                       0-24900
                      ----------------------------------------------------------

                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      06-1340453
-------------------------------             ------------------------------------
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

            As of April 30, 1999, there were 8,429,542 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


                                   INDEX                                    PAGE
                                                                            ----
PART I --     FINANCIAL INFORMATION

              Item 1 --    Consolidated Financial Statements and Report of
                           Independent Accountants                             3

              Item 2 --    Management's Discussion and Analysis               10
                           of Financial Condition and Results
                           of Operations

PART II       OTHER INFORMATION

              Item 1 --    Legal Proceedings                                  14

              Item 5 --    Other Information                                  14

              Item 6 --    Exhibits and Reports on Form 8-K                   15

              Signatures                                                      16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the consolidated balance sheet of ITI Technologies, Inc. as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ITI Technologies, Inc. as of December 31, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated March 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
May 10, 1999

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE
                                                         MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                       1999          1998
                                                       ----          ----
                                                           (UNAUDITED)

Net sales.........................................  $ 27,829      $ 23,914
Cost of goods sold................................    14,829        13,050
                                                    ---------     ---------
Gross profit......................................    13,000        10,864
Operating expenses:
   Marketing, general and administrative..........     5,280         4,794
   Research and development.......................     1,983         2,014
   Amortization of intangible assets..............       353           353
                                                    ---------     ---------
Operating income..................................     5,384         3,703
Other income:
   Interest, net..................................       256           180
   Other, net.....................................         5            79
                                                    ---------     ---------
Income before income tax expense..................     5,645         3,962
Income tax expense................................     2,034         1,428
                                                    ---------     ---------
Net income........................................   $ 3,611       $ 2,534
                                                    =========     =========
Per share amounts:
Basic.............................................    $  .43        $  .30
Weighted average common shares
   outstanding....................................     8,420         8,487

Diluted...........................................    $  .41        $  .29
Weighted average common and common
   equivalent shares outstanding..................     8,853         8,863




The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           MARCH 31,       DECEMBER 31,
                                                                             1999              1998
                                                                         ------------      ------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents ....................................     $      4,903      $      5,594
      Accounts receivable ..........................................           20,541            19,037
      Notes receivable-dealer financing, current portion ...........            1,221             1,096
      Inventories ..................................................           25,613            25,201
      Deferred income taxes ........................................            1,223             1,223
      Other current assets .........................................              919             1,738
                                                                         ------------      ------------
          Total current assets .....................................           54,420            53,889

Property and equipment .............................................           12,009            10,647
Excess of cost over net assets acquired ............................           27,375            27,576
Other intangible assets ............................................           19,821            19,897
Notes receivable-dealer financing, net of current portion ..........            6,309             3,948
                                                                         ------------      ------------
          Total assets .............................................     $    119,934      $    115,957
                                                                         ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .............................................     $      5,178      $      6,874
      Accrued wages ................................................            2,125             2,045
      Other accrued expenses .......................................            2,386             1,955
                                                                         ------------      ------------
          Total current liabilities ................................            9,689            10,874
Income taxes .......................................................            7,676             7,676
                                                                         ------------      ------------
          Total liabilities ........................................           17,365            18,550
                                                                         ------------      ------------

Commitments and contingencies
Stockholders' equity:
      Common stock ($0.01 par value; 30,000 shares authorized;
          9,386 shares issued, 8,429 shares outstanding at
          March 31, 1999; 9,304 shares issued, 8,347 shares
          outstanding at December 31, 1998) ........................               94                93
      Additional paid-in capital ...................................           77,918            76,368
      Retained earnings ............................................           39,936            36,325
      Treasury stock, at cost (957 shares at March 31, 1999
          and December 31, 1998) ...................................          (15,379)          (15,379)
                                                                         ------------      ------------
          Total stockholders' equity ...............................          102,569            97,407
                                                                         ------------      ------------
          Total liabilities and stockholders' equity ...............     $    119,934      $    115,957
                                                                         ============      ============

The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE THREE
                                                                                     MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                  ----          ----
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ................................................................     $  3,611      $  2,534
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of intangible assets .....................................          379           378
    Depreciation and amortization .........................................          600           548
    Provision for doubtful accounts .......................................          207            59
    Changes in operating assets and liabilities:
        Accounts receivable ...............................................       (1,711)        1,172
        Inventories .......................................................         (412)          449
        Notes receivable-dealer financing .................................       (1,577)          (74)
        Other current assets ..............................................           56           471
        Accounts payable ..................................................       (1,696)         (225)
        Income taxes payable ..............................................          978           498
        Accrued wages and other accrued expenses ..........................          296           191
                                                                                --------      --------
Net cash provided by operating activities .................................          731         6,001
                                                                                --------      --------

INVESTING ACTIVITIES:
Additions to property and equipment .......................................       (1,962)         (533)
Additions to other intangible assets ......................................         (102)       (1,385)
Issuance of notes receivable related to dealer financing ..................         (909)
                                                                                --------      --------
Net cash used in investing activities .....................................       (2,973)       (1,918)
                                                                                --------      --------

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ............................        1,551           110
                                                                                --------      --------
Net cash provided by financing activities .................................        1,551           110
                                                                                --------      --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ......................................................         (691)        4,193
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD ................................................        5,594         5,838
                                                                                --------      --------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ......................................................     $  4,903      $ 10,031
                                                                                ========      ========

The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited consolidated statement of operations for the three-month periods ended March 31, 1999 and 1998, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed reviews of the interim consolidated financial statements included herein and their review report thereon accompanies this filing.

            The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.          NOTES RECEIVABLE-DEALER FINANCING

            The Company provides financing to qualified dealers for their business needs. Loans to dealers that finance the cost of equipment and other account acquisition costs of the dealer are treated as cash flows from operations on the accompanying Consolidated Statement of Cash Flows. Loans to dealers to purchase account portfolios in an effort to expand their business are treated as investing activities on the accompanying Consolidated Statement of Cash Flows. In both cases, the Company receives a perfected security interest in the dealers monitoring contacts as well as other collateral considerations. All notes are made at market interest rates adjusted for credit and collateral factors with varied repayment terms between 36 to 72 months.

3.          SIGNIFICANT CUSTOMER

            As of March 31, 1999, one customer participating in the Company's dealer financing program had a note receivable balance due to the Company of $3.4 million.


--------------------------------------------------------------------------------

4.          LITIGATION

            On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent and awarded the Company damages of approximately $36.0 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgement to approximately $39 million. Pittway Corporation appealed the verdict. On March 4, 1999, the Federal Circuit Court of Appeals heard oral arguments on the case. The Company anticipates that the appeal will be resolved during the first half of 1999.

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

            Costs associated with these actions and related appeal are being capitalized as a patent asset associated with the related technology and are included in other intangible assets on the consolidated balance sheet. As of March 31, 1999, and December 31, 1998, the Company has capitalized $4.9 million and $4.8 million of costs related to these lawsuits, respectively.

5.          EARNINGS PER SHARE

            The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of stock options under the Company's Stock Option Incentive Plan.

            The dilutive effect of all stock options outstanding during the three months ended March 31, 1999, was included in the calculation of the diluted per share earnings. During the three months ended March 31, 1998, approximately 140,000 stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of dilutive earnings per share.


--------------------------------------------------------------------------------

6.          OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                           March 31,       December 31,
                                                             1999             1998
                                                         ------------      ------------
                                                         (UNAUDITED)
Accounts receivable:
   Accounts receivable .............................     $     21,893      $     20,182
   Allowance for doubtful accounts .................           (1,352)           (1,145)
                                                         ------------      ------------
         Total .....................................     $     20,541      $     19,037
                                                         ============      ============
Inventories:
   Raw materials ...................................     $     12,269      $     12,600
   Allowance for obsolescence ......................           (1,369)           (1,360)
                                                         ------------      ------------
                                                               10,900            11,240
   Work-in-process .................................            5,711             5,615
   Finished goods ..................................            9,002             8,346
                                                         ------------      ------------
         Total .....................................     $     25,613      $     25,201
                                                         ============      ============

Property and equipment:
   Machinery and equipment .........................     $     14,236      $     12,433
   Furniture and fixtures ..........................            4,699             4,545
   Land, building and improvements .................            1,790             1,786
                                                         ------------      ------------
                                                               20,725            18,764
   Accumulated depreciation and amortization .......           (8,716)           (8,117)
                                                         ------------      ------------
         Total .....................................     $     12,009      $     10,647
                                                         ============      ============

Other intangible assets:
   Trademarks and trade names ......................     $     13,829      $     13,829
   Technology and patents ..........................            5,438             5,336
   Customer lists ..................................            3,007             3,007
   Other ...........................................              626               626
                                                         ------------      ------------
                                                               22,900            22,798
   Accumulated amortization ........................           (3,079)           (2,901)
                                                         ------------      ------------
         Total .....................................     $     19,821      $     19,897
                                                         ============      ============

Other accrued expenses:
   Warranty ........................................     $        650      $        650
   Professional fees ...............................              419               432
   Other ...........................................            1,317               873
                                                         ------------      ------------
         Total .....................................     $      2,386      $      1,955
                                                         ============      ============


--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS:

            NET SALES. Net sales increased $3.9 million, or 16.4%, from $23.9 million for the three months ended March 31, 1998, to $27.8 million for the three months ended March 31, 1999. International sales, excluding Canada, increased 24.4% over the first quarter of 1998 driven primarily by the NX product line. Sales to utilities, commercial and domestic distribution channels were flat or slightly down from the first quarter of 1998. Sales to the Company's traditional dealers, both large and small, increased 24.8% from the first quarter of 1998. The increases in sales are primarily attributable to volume increases.

            GROSS PROFIT. Gross profit increased $2.1 million from the first quarter of 1998 to $13.0 million for the first quarter of 1999 and increased as a percentage of net sales from 45.4% to 46.7%. The increase in gross margin is due primarily to the leveraging of fixed manufacturing costs over the increased sales volume. Margins were also favorably impacted by an increased volume of higher margin wireless products being incorporated with the NX-hybrid product offerings.

            MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $4.8 million for the first quarter of 1998 to $5.3 million for the first quarter of 1999. The increase is primarily due to increased employment costs and additions to the bad debt reserve to reflect the more diverse nature of the Company's customer base. As a percentage of net sales, marketing, general and administrative expenses for the first quarter decreased from 20.0% in 1998 to 19.0% in 1999.


--------------------------------------------------------------------------------

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses totaled approximately $2.0 million for both the first quarter of 1998 and 1999. As a percentage of net sales, research and development expenses for the first quarter decreased from 8.4% in 1998 to 7.1% in 1999. The decrease in research and development expense as a percentage of net sales was primarily due to a combination of increased sales during the first quarter of 1999 and the fact that the Company had a high level of product in the prototype and regulatory approval stages in 1998 due to new product introductions and changes in UL regulations. The Company also continues development on its Advent(TM) platform, which is designed for the commercial burglary and fire market. The Company is committed to maintaining a high level of product development efforts. Anticipated expenditures for research and development activities for the year ended December 31, 1999, will be between 7% and 8% of net sales.

            AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets remained constant at $353,000 for both the first quarter of 1998 and 1999.

            NET INTEREST INCOME. Net interest income increased from $180,000 for the first quarter of 1998 to $256,000 for the first quarter of 1999. The increase is the result of additional participation in the dealer financing program. Interest earned under this program increased from $63,000 in 1998 to $206,000 in 1999.

            INCOME TAX EXPENSE. Income tax expense increased from $1.4 million for the first quarter of 1998 to $2.0 million for the first quarter of 1999. The Company's effective tax rate remained constant for these periods and varied from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has historically funded its operations primarily with cash from operations. For the first three months of 1999, the Company generated net cash from operating activities of $731,000. Net cash provided by operating activities resulted primarily from $3.6 million in net income, adjusted for $979,000 of non-cash depreciation and amortization charges, less $4.1 million used from changes in operating assets and liabilities, principally accounts receivable, accounts payable and funding of the Company's dealer financing program.

            During the first quarter of 1999, the Company invested $2.0 million in property and equipment, $1.2 million of which related to the expansion at the Company's Gladewater, Texas facility. For the year ended December 31, 1999, the Company expects that purchases of property and equipment will be approximately $4.0 million. In addition, the Company invested $909,000 in notes receivable related to dealer financing of a purchased account portfolio.

            For the first three months of 1999, cash provided by the exercise of stock options, including the related tax benefit, was $1.6 million.

--------------------------------------------------------------------------------

            A substantial amount of the Company's working capital is invested in accounts and notes receivable and inventories. The Company periodically reviews accounts and notes receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

            On June 18, 1998, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,000,000 shares of the Company's common stock in the open market or in private transactions. Total repurchases under this authorization of 245,200 shares at a total cost of $6.3 million occurred during the third quarter of 1998. The Board also canceled the previous stock repurchase program authorized on November 22, 1996, to repurchase up to 900,000 shares, under which the Company had acquired 711,500 shares in 1996 and 1997.

            The Company believes that its current cash position, along with cash flows from operations and funds available through the Company's credit facility, will be adequate to fund its working capital and capital expenditure requirements along with any activity related to its stock repurchase program at least through the end of 1999.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

            The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company anticipates that there will be no material effect on its operations as a result of the recent conversion by eleven member states of the European Union to a common currency on January 1, 1999.

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

--------------------------------------------------------------------------------

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

Item 5.     Other Information.

            None.


--------------------------------------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                  15.  Letter regarding unaudited interim financial information.

                  27.1 Financial data schedule (for electronic filing purposes only).

            (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31,1999, or during the period from March 31, 1999, to the date of this Quarterly Report on Form 10-Q.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 17, 1999                      ITI TECHNOLOGIES, INC.



                                          By  /s/ Jack A. Reichert
                                              ---------------------------------
                                              Jack A. Reichert
                                              Vice President of Finance
                                             (Chief Accounting Officer)


--------------------------------------------------------------------------------
                                       16