Form 10-Q
period 1999-06-30
ITI TECHNOLOGIES INC
filed 1999-08-10
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                              --------------------------------------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number               0-24900
                       ---------------------------------------------------------

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

         As of July 30, 1999, there were 8,430,342 shares of common stock outstanding.

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999


                                      INDEX                                 PAGE
                                      -----                                 ----

PART I --   FINANCIAL INFORMATION

            Item 1 --   Financial Statements                                   3

            Item 2 --   Management's Discussion and Analysis                  10
                        of Financial Condition and Results
                        of Operations

PART II --  OTHER INFORMATION

            Item 1 --   Legal Proceedings                                     14

            Item 4 --   Submission of Matters to a Vote of Security Holders   15

            Item 5 --   Other Information                                     15

            Item 6 --   Exhibits and Reports on Form 8-K                      15

            Signatures                                                        16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ITI Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statement of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report dated March 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
August 5, 1999

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      FOR THE THREE                 FOR THE SIX
                                                       MONTHS ENDED                 MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                -------------------------    ------------------------
                                                    1999          1998          1999          1998
                                                ----------     ----------    ----------    ----------
                                                                     (UNAUDITED)
Net sales ..................................    $   29,462     $   27,139    $   57,291    $   51,053
Cost of goods sold .........................        15,671         14,721        30,500        27,771
                                                ----------     ----------    ----------    ----------
Gross profit ...............................        13,791         12,418        26,791        23,282
Operating expenses:
    Marketing, general and administrative ..         5,366          4,973        10,646         9,767
    Research and development ...............         2,115          1,980         4,098         3,994
    Patent litigation costs ................         4,104                        4,104
    Amortization of intangible assets ......           353            353           706           706
                                                ----------     ----------    ----------    ----------
Operating income ...........................         1,853          5,112         7,237         8,815
Other income (expense):
    Interest, net ..........................           357            213           613           393
    Other, net .............................                          (16)            5            63
                                                ----------     ----------    ----------    ----------
Income before income tax expense ...........         2,210          5,309         7,855         9,271
Income tax expense .........................           796          1,911         2,830         3,339
                                                ----------     ----------    ----------    ----------
Net income .................................    $    1,414     $    3,398    $    5,025    $    5,932
                                                ==========     ==========    ==========    ==========
Per share amounts:
Basic ......................................    $      .17     $      .40    $      .60    $      .70
Weighted average common shares
    outstanding ............................         8,430          8,525         8,425         8,506
Diluted ....................................    $      .16     $      .38    $      .57    $      .67
Weighted average common and common
    equivalent shares outstanding ..........         8,750          8,969         8,802         8,916



The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 30,       DECEMBER 31,
                                                                           1999             1998
                                                                       ------------     ------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents .....................................    $      2,019     $      5,594
    Accounts receivable ...........................................          19,741           19,037
    Notes receivable-dealer financing, current portion ............           1,576            1,096
    Inventories ...................................................          26,725           25,201
    Deferred income taxes .........................................           1,223            1,223
    Other current assets ..........................................           2,460            1,738
                                                                       ------------     ------------
         Total current assets .....................................          53,744           53,889
Notes receivable, net of current portion ..........................          10,849            3,948
Property and equipment ............................................          12,411           10,647
Excess of cost over net assets acquired ...........................          27,174           27,576
Other intangible assets ...........................................          15,770           19,897
                                                                       ------------     ------------
         Total assets .............................................    $    119,948     $    115,957
                                                                       ============     ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..............................................    $      5,187     $      6,874
    Accrued wages .................................................           2,227            2,045
    Other accrued expenses ........................................           2,330            1,955
                                                                       ------------     ------------
         Total current liabilities ................................           9,744           10,874
Income taxes ......................................................           6,199            7,676
                                                                       ------------     ------------
         Total liabilities ........................................          15,943           18,550
                                                                       ------------     ------------

Commitments and contingencies

Stockholders' equity:
    Common stock ($.01 par value; 30,000 shares authorized;
          9,387 shares issued, 8,430 shares outstanding at
          June 30, 1999; 9,304 shares issued, 8,347 shares
          outstanding at December 31, 1998) .......................              94               93
    Additional paid-in capital ....................................          77,940           76,368
    Retained earnings .............................................          41,350           36,325
    Treasury stock, at cost (957 shares at June 30, 1999
          and December 31, 1998) ..................................         (15,379)         (15,379)
                                                                       ------------     ------------
          Total stockholders' equity ..............................         104,005           97,407
                                                                       ------------     ------------
          Total liabilities and stockholders' equity ..............    $    119,948     $    115,957
                                                                       ============     ============



The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE SIX
                                                                    MONTHS ENDED
                                                                      JUNE 30,
                                                             -------------------------
                                                                 1999          1998
                                                                 ----          ----
OPERATING ACTIVITIES:                                               (UNAUDITED)
Net income ..............................................    $    5,025     $    5,932
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of intangible assets ..................           754            757
     Depreciation and amortization ......................         1,238          1,080
     Provision for doubtful accounts ....................           320            170
     Patent litigation costs ............................         4,104
     Deferred income taxes ..............................        (1,477)
     Changes in operating assets and liabilities:
         Accounts receivable ............................        (1,024)        (2,672)
         Inventories ....................................        (1,524)          (412)
         Notes receivable-dealer financing ..............        (6,472)          (413)
         Other current assets ...........................          (395)            94
         Accounts payable ...............................        (1,687)           (43)
         Income taxes payable ...........................          (327)           427
         Accrued wages and other accrued expenses .......           557            337
                                                             ----------     ----------
Net cash (used in) provided by operating activities .....          (908)         5,257
                                                             ----------     ----------

INVESTING ACTIVITIES:
Additions to property and equipment .....................        (3,002)        (1,804)
Additions to other intangible assets ....................          (329)        (1,574)
Issuance of notes receivable ............................          (909)
                                                             ----------     ----------
Net cash used in investing activities ...................        (4,240)        (3,378)
                                                             ----------     ----------

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ..........         1,573            893
                                                             ----------     ----------
Net cash provided by financing activities ...............         1,573            893
                                                             ----------     ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ......................................        (3,575)         2,772

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................         5,594          5,838
                                                             ----------     ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................    $    2,019     $    8,610
                                                             ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 1999 and 1998, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company" or "ITI"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.       PATENT LITIGATION COSTS

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringed the Company's Learn Mode patent. The Court awarded the Company damages of approximately $36 million for lost profits and royalties as well as prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict.

         On June 1, 1999, the United States Court of Appeals for the Federal Circuit upheld the patent's validity but reversed the jury's finding of infringement. The United States Court of Appeals has also denied the Company's request for a rehearing of the case. As a result, the Company recorded in the second quarter of 1999 a non-cash write-off of $4.1 million for certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized.




--------------------------------------------------------------------------------

         Pittway announced that in 1997 it had "introduced an improved method of enrolling transmitters in its Vista series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's Learn Mode patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995 to avoid any additional complication and delay. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota and is currently pending. The Company is in the process of consulting with its legal advisors and technical experts regarding the impact the reversal of the verdict in the first suit may have on this suit.

3.       EARNINGS PER SHARE

         The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of stock options under the Company's Stock Option Incentive Plan.

         The dilutive effect of all stock options outstanding during the three-month and six-month periods ended June 30, 1999 and 1998, were included in the calculation of the diluted per share earnings. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of dilutive earnings per share for the three-month and six-month periods ended June 30, 1999 and 1998. The number of excluded stock options were as follows:

                                                       1999        1998
                                                       ----        ----
         Three months ended June 30                   418,000     265,000
         Six months ended June 30                     210,000     150,000

4.       NOTES RECEIVABLE-DEALER FINANCING

         The Company provides financing to qualified dealers for their business needs. Activity related to loans to dealers that finance the cost of equipment and other costs of the dealer are treated as cash flows from operations on the accompanying consolidated statement of cash flows. Activity related to loans to dealers to purchase account portfolios in an effort to expand their business are treated as investing activities on the accompanying consolidated statement of cash flows. In both cases, the Company receives a perfected security interest in the dealers monitoring contacts as well as other collateral considerations. All notes are made at market interest rates adjusted for credit and collateral factors with varied repayment terms between 36 to 72 months.




--------------------------------------------------------------------------------

5.       SIGNIFICANT CUSTOMER

         As of June 30, 1999, one customer participating in the Company's dealer financing program had a note receivable balance due to the Company of $6.5 million.

6.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                            June 30,    December 31,
                                                              1999         1998
                                                           -----------   --------
                                                           (UNAUDITED)
         Accounts receivable:
              Accounts receivable ......................    $ 21,079     $ 20,182
              Allowance for doubtful accounts ..........      (1,338)      (1,145)
                                                            --------     --------
                        Total ..........................    $ 19,741     $ 19,037
                                                            ========     ========
         Inventories:
              Raw materials ............................    $ 13,275     $ 12,600
              Allowance for obsolescence ...............      (1,360)      (1,360)
                                                            --------     --------
                                                              11,915       11,240
              Work-in-process ..........................       5,784        5,615
              Finished goods ...........................       9,026        8,346
                                                            --------     --------
                        Total ..........................    $ 26,725     $ 25,201
                                                            ========     ========

         Property and equipment:
              Machinery and equipment ..................    $ 14,110     $ 12,433
              Furniture and fixtures ...................       4,798        4,545
              Building and improvements ................       2,857        1,786
                                                            --------     --------
                                                              21,765       18,764
              Accumulated depreciation and amortization       (9,354)      (8,117)
                                                            --------     --------
                        Total ..........................    $ 12,411     $ 10,647
                                                            ========     ========

         Other intangible assets:
              Trademarks and trade names ...............    $ 13,829     $ 13,829
              Technology and patents ...................       1,561        5,336
              Customer lists ...........................       3,007        3,007
              Other ....................................         626          626
                                                            --------     --------
                                                              19,023       22,798
              Accumulated amortization .................      (3,253)      (2,901)
                                                            --------     --------
                        Total ..........................    $ 15,770     $ 19,897
                                                            ========     ========

         Other accrued expenses:
              Warranty .................................    $    650     $    650
              Professional fees ........................         431          432
              Other ....................................       1,249          873
                                                            --------     --------
                        Total ..........................    $  2,330     $  1,955
                                                            ========     ========




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

RESULTS OF OPERATIONS:

         NET SALES. Net sales increased by $2.3 million, or 8.6%, from $27.1 million for the three months ended June 30, 1998, to $29.5 million for the three months ended June 30, 1999. Net sales increased by $6.2 million, or 12.2%, from $51.1 million for the six months ended June 30, 1998, to $57.3 million for the six months ended June 30, 1999. Sales into the utility markets increased 34.4% in the second quarter of 1999 over the second quarter of 1998. International and commercial product sales were flat to slightly down from the second quarter of 1998. Sales into the domestic distributor channel increased 19.2% while sales to the Company's traditional large and small dealers increased 8.6% from the second quarter of 1998. The increases in sales are primarily attributable to volume increases.

         GROSS PROFIT. Gross profit increased from $12.4 million for the second quarter of 1998 to $13.8 million for the second quarter of 1999, and increased as a percentage of net sales from 45.8% to 46.8%. Gross profit increased from $23.3 million for the first six months of 1998 to $26.8 million for the first six months of 1999, and increased as a percentage of net sales from 45.6% to 46.8%. The increase in gross margin is due primarily to the leveraging of fixed manufacturing costs over the increased sales volume. Margins were also favorably impacted by an increased volume of higher margin wireless products being incorporated with the NX-hybrid product offerings.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $5.0 million for the second quarter of 1998 to $5.4 million for the second quarter of 1999, and increased from $9.8 million for the first six months of 1998 to $10.7 million for the first six months of 1999. As a percentage of net sales, marketing, general and administrative expenses for the second quarter decreased from 18.3% in 1998 to 18.2% in 1999. For the first six months of the year, marketing, general and administrative expenses decreased as a percentage of sales from 19.1% in 1998 to 18.6% in 1999. The dollar increases are primarily due to increased employment costs associated with the increased sales




--------------------------------------------------------------------------------
     volume and with the anticipated introduction in the second half of 1999 of the new Advent(R) and Concord(TM) Express product lines.

          RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $135,000 to $2.1 million for the second quarter of 1999, and increased $104,000 to $4.1 million for the first six months of 1999. As a percentage of net sales, research and development expense for the second quarter decreased from 7.3% in 1998 to 7.2% in 1999. For the first six months of the year, research and development expense decreased as a percentage of sales from 7.8% in 1998 to 7.2% in 1999. The Company continues its emphasis on research and new product development. The Company is expecting to release the Concord Express, a low cost hardwire panel targeted to the hardwire mass market installers, in the third quarter of 1999. The Company also continues development on its Advent platform, which is designed for the commercial burglary and fire market. Expenditures for research and development activities for the year ended December 31, 1999, are anticipated to be between 7% and 8% of net sales.

         PATENT LITIGATION COST. During the second quarter of 1999, the Company recorded a non-cash charge of $4.1 million related to certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized. This one-time charge, net of applicable income tax benefits, impacted the earnings of the Company approximately $2.6 million or $0.30 per diluted share.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets remained constant for both the second quarter of 1999 and 1998 and for the six-month periods ended June 30, 1999 and 1998 at $353,000 and $706,000, respectively.

         NET INTEREST INCOME. Net interest income increased from $213,000 for the second quarter of 1998 to $357,000 for the second quarter of 1999. During the first six months of 1999, net interest income totaled $613,000 compared to $393,000 for the first six months of 1998. The increases are the result of additional participation in the Company's dealer financing program. Interest earned under this program increased from $84,000 in the second quarter of 1998 to $314,000 in the second quarter of 1999 and increased from $147,000 to $520,000 in the six-month periods ended June 30, 1998 and 1999, respectively.

         INCOME TAX EXPENSE. Income tax expense decreased from $1.9 million for the second quarter of 1998 to $796,000 million for the second quarter of 1999 and decreased from $3.3 million for the first six months of 1998 to $2.8 million for the first six months of 1999. The Company's effective tax rate remained constant for these periods and varied from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.




--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations primarily with cash from operations. For the six months ended June 30, 1999, cash was provided by net income, adjusted for the $2.6 million non-cash patent litigation charge, including the related tax benefit, and $2.0 million of non-cash depreciation and amortization charges. Cash used in operations during the six-month period consisted primarily of $6.5 million for funding of the Company's dealer financing program and $4.4 million used from changes in other operating assets and liabilities, principally increased accounts receivable and inventory and a reduction in accounts payable.

         During the first six months of 1999, the Company has invested $3.0 million in property and equipment, $1.6 million of which related to the plant and equipment expansion at the Company's Gladewater, Texas facility. For the year ended December 31, 1999, the Company expects that purchases of property and equipment will be approximately $4.0 million. The Company has also invested $909,000 in notes receivable related to dealer financing for account acquisitions.

         For the first six months of 1999, cash provided by the exercise of stock options, including the related tax benefit, was $1.6 million.

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

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

          The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company has not incurred and does not anticipate that there will be a material effect on its operations as a result of the conversion by eleven member states of the European Union to a common currency which occurred on January 1, 1999.




--------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

                  On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringed the Company's Learn Mode patent and awarded the Company damages of approximately $36 million for lost profits and royalties. On April 9, 1998, the Court entered an injunction prohibiting Pittway Corporation from manufacturing and marketing the Ademco 5800 series wireless products that infringe ITI's Learn Mode patent and awarded the Company prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict.

                  On June 1, 1999, the United States Court of Appeals for the Federal Circuit upheld the patent's validity but reversed the jury's finding of infringement. The United States Court of Appeals has also denied the Company's request for a rehearing of the case. As a result, the Company recorded in the second quarter of 1999 a non-cash write-off of $4.1 million for certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized.

                  Pittway announced that in 1997 it had "introduced an improved method of enrolling transmitters in its Vista series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's Learn Mode patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995 to avoid any additional complication and delay. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. The suit was also filed in the United States District Court for the District of Minnesota and is currently pending. The Company is in the process of consulting with its legal advisors and technical experts regarding the impact the reversal of the verdict in the first suit may have on this suit.

                  In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.




--------------------------------------------------------------------------------

Item 4.       Submission of Matters to a Vote of Security
              Holders

                  The registrant held its Annual Meeting of Stockholders on May 12, 1999, at which the following actions were taken:

                  (a) The re-election of five directors, consisting of Thomas L. Auth, W. Wallace McDowell, Jr., Perry J. Lewis, Sangwoo Ahn and Walter R. Barry, Jr., and the election of Joe Hurst to fill the director's position being vacated by William C. Ughetta, Jr. The proposal to elect management's slate of directors described in the proxy statement prepared in connection with the Annual Meeting was carried by a margin of at least 99% of the shares voted on Proposal 1. Thus, the proposal to elect the members of the Board of Directors as proposed in the Proxy Statement was approved.

                  (b) Shareholders ratified the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the Company's books and accounts for the fiscal year ending December 31, 1999. The proposal was carried by over 99% of the shares voted on proposal 2.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                  (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                           15. Letter regarding unaudited interim financial information.

                           27.1 Financial data schedule (for electronic filing purposes only).

                  (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999, or during the period from June 30, 1999, to the date of this Quarterly Report on Form 10-Q.



--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 10, 1999                 ITI TECHNOLOGIES, INC.



                                        By   /s/ Jack A. Reichert
                                          --------------------------------------
                                               Jack A. Reichert
                                               Vice President of Finance
                                               (Chief Accounting Officer)



--------------------------------------------------------------------------------