Form 10-Q
period 1999-09-30
ITI TECHNOLOGIES INC
filed 1999-11-08
CIK 930542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                              --------------------------------------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number                0-24900
                      ----------------------------------------------------------

                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-1340453
------------------------------------        ------------------------------------
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

         As of November 2, 1999, there were 8,529,542 shares of common stock outstanding.


--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX                                 PAGE
                                      -----                                 ----

PART I --    FINANCIAL INFORMATION

             Item 1 --      Consolidated Financial Statements                  3

             Item 2 --      Management's Discussion and Analysis              11
                            of Financial Condition and Results
                            of Operations

PART II --   OTHER INFORMATION

             Item 1 --      Legal Proceedings                                 15

             Item 5 --      Other Information                                 16

             Item 6 --      Exhibits and Reports on Form 8-K                  16

             Signatures                                                       17


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of ITI Technologies, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
November 3, 1999


--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE THREE                FOR THE NINE
                                                                       MONTHS ENDED                 MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                -------------------------     -------------------------
                                                                    1999           1998           1999          1998
                                                                    ----           ----           ----          ----
                                                                                      (UNAUDITED)
Net sales ..................................................    $   31,435     $   29,326     $   88,726     $   80,379
 Cost of goods sold ........................................        16,563         16,021         47,063         43,792
                                                                ----------     ----------     ----------     ----------
Gross profit ...............................................        14,872         13,305         41,663         36,587
Operating expenses:
     Marketing, general and administrative .................         6,003          4,917         16,649         14,684
     Research and development ..............................         2,246          2,047          6,344          6,041
     Patent litigation costs ...............................                                       4,104
     Amortization of intangible assets .....................           353            353          1,059          1,059
                                                                ----------     ----------     ----------     ----------
Operating income ...........................................         6,270          5,988         13,507         14,803
Other income (expense):
     Interest, net .........................................           526            204          1,139            597
     Other, net ............................................            (8)           (13)            (3)            50
                                                                ----------     ----------     ----------     ----------
Income before income tax expense ...........................         6,788          6,179         14,643         15,450
Income tax expense .........................................         2,445          2,223          5,275          5,562
                                                                ----------     ----------     ----------     ----------
Net income .................................................    $    4,343     $    3,956     $    9,368     $    9,888
                                                                ==========     ==========     ==========     ==========
Per share amounts:
Basic ......................................................    $      .51     $      .47     $     1.11     $     1.16
Weighted average common shares
     outstanding ...........................................         8,434          8,498          8,428          8,503
Diluted ....................................................    $      .50     $      .45     $     1.07     $     1.11
Weighted average common and common
     equivalent shares outstanding .........................         8,727          8,880          8,777          8,904



The accompanying notes are an integral part of the consolidated financial statement.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1999              1998
                                                                         -------------     -------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents .....................................    $       3,880     $       5,594
      Accounts receivable ...........................................           20,727            19,037
      Notes receivable-dealer financing, current portion ............            6,162             1,096
      Inventories ...................................................           24,959            25,201
      Deferred income taxes .........................................            1,223             1,223
      Other current assets ..........................................            1,581             1,738
                                                                         -------------     -------------
           Total current assets .....................................           58,532            53,889
Notes receivable, net of current portion ............................           11,629             3,948
Property and equipment ..............................................           13,408            10,647
Excess of cost over net assets acquired .............................           26,973            27,576
Other intangible assets .............................................           15,608            19,897
                                                                         -------------     -------------
           Total assets .............................................    $     126,150     $     115,957
                                                                         =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................................    $       5,323     $       6,874
      Accrued wages .................................................            2,839             2,045
      Income taxes payable ..........................................            1,148
      Other accrued expenses ........................................            2,162             1,955
                                                                         -------------     -------------
           Total current liabilities ................................           11,472            10,874
Income taxes ........................................................            6,199             7,676
                                                                         -------------     -------------
           Total liabilities ........................................           17,671            18,550
                                                                         -------------     -------------

Commitments and contingencies

Stockholders' equity:
      Common stock ($.01 par value; 30,000 shares authorized;
           9,395 shares issued, 8,438 shares outstanding at
           September 30, 1999; 9,304 shares issued, 8,347 shares
           outstanding at December 31, 1998) ........................               94                93
      Additional paid-in capital ....................................           78,071            76,368
      Retained earnings .............................................           45,693            36,325
      Treasury stock, at cost (957 shares at September 30, 1999
            and December 31, 1998) ..................................          (15,379)          (15,379)
                                                                         -------------     -------------
           Total stockholders' equity ...............................          108,479            97,407
                                                                         -------------     -------------
           Total liabilities and stockholders' equity ...............    $     126,150     $     115,957
                                                                         =============     =============



The accompanying notes are an integral part of the consolidated financial statement.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE NINE
                                                                       MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -----------------------------
                                                                  1999             1998
                                                                  ----             ----
                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
Net income ...............................................    $      9,368     $      9,888
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of intangible assets ...................           1,161            1,137
     Depreciation and amortization .......................           1,908            1,654
     Provision for doubtful accounts .....................             433              282
     Patent litigation costs .............................           4,104
     Deferred income taxes ...............................          (1,477)
     Changes in operating assets and liabilities:
          Accounts receivable ............................          (2,123)          (2,860)
          Inventories ....................................             242           (1,647)
          Notes receivable-dealer financing ..............         (11,838)          (1,279)
          Other current assets ...........................            (610)             129
          Accounts payable ...............................          (1,551)             188
          Income taxes payable ...........................           1,915              469
          Accrued wages and other accrued expenses .......           1,001              963
                                                              ------------     ------------
Net cash provided by operating activities ................           2,533            8,924
                                                              ------------     ------------

INVESTING ACTIVITIES:
Additions to property and equipment ......................          (4,669)          (2,250)
Additions to other intangible assets .....................            (373)          (1,611)
Issuance of notes receivable .............................            (909)
                                                              ------------     ------------
Net cash used in investing activities ....................          (5,951)          (3,861)
                                                              ------------     ------------

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ...........           1,704              919
Payments for treasury stock ..............................                           (6,318)
                                                              ------------     ------------
Net cash provided by (used in) financing activities ......           1,704           (5,399)
                                                              ------------     ------------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS .........................................          (1,714)            (336)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD ..............................           5,594            5,838
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD ....................................    $      3,880     $      5,502
                                                              ============     ============



The accompanying notes are an integral part of the consolidated financial statement.
--------------------------------------------------------------------------------

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1999 and 1998, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company" or "ITI"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated

2.       PROPOSED MERGER

         On September 28, 1999, the Company entered into a definitive agreement to merge with SLC Technologies, Inc. ("SLC"). SLC, headquartered in Portland, Oregon, is a global integrated communications technology company with products for commercial security, fire protection, CCTV, electronic access control and fiber optic communication systems. SLC has sales and technical support organizations in 27 countries and manufacturing and logistics organizations in the United States, the Netherlands, Ireland, Australia and China.

         The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's shareholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC shareholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC shareholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's shareholders, receipt by SLC of a supplemental federal tax ruling, approval by regulatory authorities, and other customary closing conditions.


--------------------------------------------------------------------------------

3.       PATENT LITIGATION COSTS

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

         On October 6, 1999, the Company filed a petition for a Writ of Certiorari with the United States Supreme Court asking the Court to review the ruling by the Federal Circuit Court of Appeals. The United States Supreme Court has not yet acted on the Company's petition.

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


--------------------------------------------------------------------------------

4.       EARNINGS PER SHARE

         The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of stock options under the Company's Stock Option Incentive Plan.

         The dilutive effect of all stock options outstanding during the three-month and nine-month periods ended September 30, 1999 and 1998, were included in the calculation of the diluted per share earnings. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 1999 and 1998. The number of excluded stock options were as follows:

                                                1999        1998
                                                ----        ----
         Three months ended September 30      413,000     416,000
         Nine months ended September 30       278,000     258,000

5.       NOTES RECEIVABLE-DEALER FINANCING

         The Company provides financing to qualified dealers for their business needs. Activity related to loans to dealers that finance the cost of equipment and other costs of the dealer are treated as cash flows from operations in the accompanying consolidated statement of cash flows. Activity related to loans to dealers to purchase account portfolios in an effort to expand their business are treated as investing activities in the accompanying consolidated statement of cash flows. In both cases, the Company receives a perfected security interest in the dealer's monitoring contacts as well as other collateral considerations. All notes are made at market interest rates adjusted for credit and collateral factors with varied repayment terms between 12 to 72 months.

6.       SIGNIFICANT CUSTOMER

         As of September 30, 1999, and December 31, 1998, one customer participating in the Company's dealer financing program had a note receivable balance due to the Company of $10.8 million and $2.3 million, respectively.


--------------------------------------------------------------------------------

7.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                        September 30,      December 31,
                                                            1999               1998
                                                        -------------     -------------
                                                         (Unaudited)
Accounts receivable:
   Accounts receivable .............................    $      22,047     $      20,182
   Allowance for doubtful accounts .................           (1,320)           (1,145)
                                                        -------------     -------------
          Total ....................................    $      20,727     $      19,037
                                                        =============     =============
Inventories:
   Raw materials ...................................    $      12,332     $      12,600
   Allowance for obsolescence ......................           (1,360)           (1,360)
                                                        -------------     -------------
                                                               10,972            11,240
   Work-in-process .................................            5,881             5,615
   Finished goods ..................................            8,106             8,346
                                                        -------------     -------------
          Total ....................................    $      24,959     $      25,201
                                                        =============     =============

Property and equipment:
   Machinery and equipment .........................    $      15,043     $      12,433
   Furniture and fixtures ..........................            5,141             4,545
   Building and improvements .......................            3,249             1,786
                                                        -------------     -------------
                                                               23,433            18,764
   Accumulated depreciation and amortization .......          (10,025)           (8,117)
                                                        -------------     -------------
          Total ....................................    $      13,408     $      10,647
                                                        =============     =============

Other intangible assets:
   Trademarks and trade names ......................    $      13,829     $      13,829
   Technology and patents ..........................            1,605             5,336
   Customer lists ..................................            3,007             3,007
   Other ...........................................              626               626
                                                        -------------     -------------
                                                               19,067            22,798
   Accumulated amortization ........................           (3,459)           (2,901)
                                                        -------------     -------------
          Total ....................................    $      15,608     $      19,897
                                                        =============     =============

Other accrued expenses:
   Warranty ........................................    $         650     $         650
   Professional fees ...............................              416               432
   Other ...........................................            1,096               873
                                                        -------------     -------------
          Total ....................................    $       2,162     $       1,955
                                                        =============     =============



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

GENERAL:

          On September 28, 1999, the Company entered into a definitive agreement to merge with SLC Technologies, Inc. ("SLC"). SLC, headquartered in Portland, Oregon, is a global integrated communications technology company with products for commercial security, fire protection, CCTV, electronic access control and fiber optic communication systems. SLC has sales and technical support organizations in 27 countries and manufacturing and logistics organizations in the United States, the Netherlands, Ireland, Australia and China.

          The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's shareholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC shareholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC shareholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's shareholders, receipt by SLC of a supplemental federal tax ruling, approval by regulatory authorities, and other customary closing conditions.


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

          NET SALES. Net sales increased by $2.1 million, or 7.2%, from $29.3 million for the three months ended September 30, 1998, to $31.4 million for the three months ended September 30, 1999. Net sales increased by $8.3 million, or 10.4%, from $80.4 million for the nine months ended September 30, 1998, to $88.7 million for the nine months ended September 30, 1999. Sales to the Company's traditional dealers increased 7.3% and 26.0% over the third quarter of 1998 and from the nine months ended September 30, 1998, respectively. Sales into the utility channel increased 28.4% and 21.1% over the third quarter of 1998 and over the nine months ended September 30, 1998, respectively. Sales into the international markets in the third quarter of 1999 increased 11.4% over the third quarter of 1998 and increased 10.7% over the nine-month period ended September 30, 1998. During the quarter ended September 30, 1999, CADDX Controls, Inc., a wholly owned subsidiary of the Company, moved into its new facility in Gladewater, Texas. This caused temporary production problems that in turn affected sales for the quarter. As a result, domestic distribution and commercial product sales for the third quarter of 1999 and nine months ended September 30, 1999, were flat to slightly down from the same periods during 1998. This transition is now complete and CADDX will be shipping at normal levels in the fourth quarter of 1999. The increases in sales are primarily attributable to volume increases.

          GROSS PROFIT. Gross profit increased $1.6 million from $13.3 million in the third quarter of 1998 to $14.9 million for the third quarter of 1999 and increased as a percentage of net sales from 45.4% to 47.3% for the respective three-month periods. Gross profit increased from $36.6 million for the first nine months of 1998 to $41.7 million for the first nine months of 1999, and increased as a percentage of net sales from 45.5% to 47.0% for the respective nine-month periods. The increase in gross margin is due primarily to the leveraging of fixed manufacturing costs over the increased sales volumes. Margins were also favorably impacted by an increased mix of higher margin wireless products being sold with the NX-hybrid product offerings.

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $4.9 million for the third quarter of 1998 to $6.0 million for the third quarter of 1999, and increased from $14.7 million for the first nine months of 1998 to $16.6 million for the first nine months of 1999. The increases are primarily due to expenses related to the proposed merger transaction with SLC and increased employment costs associated with the increased sales volume and the anticipated introduction in the second half of 1999 of the new Advent(R) and Concord(TM) Express product lines.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three-month and nine-month periods ended September 30, 1999, increased $199,000 from the third quarter of 1998 and $303,000 from the first nine months of 1998, respectively. The increase for both periods was primarily due to the Company's continued emphasis on research and new product development. The Company released the Concord Express security system in the third quarter of 1999. The Concord Express is a very low cost control panel aimed directly at the hardwire installation market. The Company also continues development on its Advent platform, which is designed for the commercial burglary and fire market. The Company


--------------------------------------------------------------------------------
     anticipates that expenditures for research and development activities for the year ended December 31, 1999, will be between 7% and 8% of net sales.

          PATENT LITIGATION COSTS. During the second quarter of 1999, the Company recorded a non-cash charge of $4.1 million related to certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized. This one-time charge, net of applicable income tax benefits, impacted the earnings of the Company approximately $2.6 million or $0.30 per diluted share for the nine months ended September 30, 1999.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets remained constant for both the third quarter of 1999 and 1998 and for the nine-month periods ended September 30, 1999 and 1998 at $353,000 and $1.1 million, respectively.

          NET INTEREST INCOME. Net interest income increased from $204,000 for the third quarter of 1998 to $526,000 for the third quarter of 1999, and increased from $597,000 during the first nine months of 1998 to $1.1 million for the first nine months of 1999. The increases are the result of additional participation in the Company's dealer financing program. The Company's loan portfolio increased from $3.3 million at September 30, 1998 to $17.8 million at September 30, 1999.

          INCOME TAX EXPENSE. Income tax expense increased from $2.2 million for the third quarter of 1998 to $2.4 million for the third quarter of 1999, and decreased from $5.6 million for the first nine months of 1998 to $5.3 million for the first nine months of 1999. The Company's effective tax rate for these periods varies from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations primarily with cash from operations. For the nine months ended September 30, 1999, cash from operations was provided by net income, adjusted for the $2.6 million non-cash patent litigation charge, including the related tax benefit, and $3.1 million of non-cash depreciation and amortization charges. Cash used in operations during the nine-month period consisted primarily of $11.8 million for funding of the Company's dealer financing program and $1.1 million used from changes in other operating assets and liabilities, principally increased accounts receivable and a reduction in accounts payable.

          During the first nine months of 1999, the Company has invested $4.7 million in property and equipment, $1.6 million of which related to the plant and equipment expansion at the Company's Gladewater, Texas facility. For the year ended December 31, 1999, the Company expects that purchases of property and equipment will be approximately $5.5 million. The Company has also invested $909,000 in notes receivable related to dealer financing for account acquisitions.

          For the first nine months of 1999, cash provided by the exercise of stock options, including the related tax benefit, was $1.7 million.


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

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

          The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company has not incurred and does not anticipate that there will be a material effect on its operations as a result of the conversion by eleven member states of the European Union to a common currency that occurred on January 1, 1999.

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

          In addition to internal Year 2000 remediation activities, the Company is in contact with key suppliers and customers to ensure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. A comprehensive survey of all vendors and customers has not been, nor will be, undertaken. All efforts thus far have been focused on key vendors and customers. If these third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its actions with key suppliers and customers will minimize these risks.

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

          On October 6, 1999, the Company filed a petition for a Writ of Certiorari with the United States Supreme Court asking the Court to review the ruling by the Federal Circuit Court of Appeals. The United States Supreme Court has not yet acted on the Company's petition.

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

          (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999, or during the period from September 30, 1999, to the date of this Quarterly Report on Form 10-Q:

               (i) A Current Report on Form 8-K was filed by the Company on September 30, 1999, to report the information contained in the Company's press release dated September 29, 1998, regarding the merger agreement entered into by the Company and SLC.

               (ii) An Amendment No. 1 to Current Report was filed by the
                    Company on Form 8-K/A-1 on October 12, 1999, to amend the Current Report on Form 8-K filed on September 30, 1999, for the purpose of filing additional financial information included in the investor presentations, Exhibit 99.2.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 8, 1999                ITI TECHNOLOGIES, INC.



                                       By  /s/ Jack A. Reichert
                                         ---------------------------------------
                                               Jack A. Reichert
                                               Vice President of Finance
                                               (Chief Accounting Officer)


--------------------------------------------------------------------------------
                                       17