Form 10-Q/A
period 1999-09-30
ITI TECHNOLOGIES INC
filed 1999-12-30
CIK 930542

FORM 10-Q/A

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

For the transition period from ______________________ to ______________________

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                           10.1 Employment Agreement between Thomas L. Auth and ITI Technologies, Inc. entered into on September 28, 1999.

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


Dated:  December 30, 1999        ITI TECHNOLOGIES, INC.



                                 By   /s/ Jack A. Reichert
                                      --------------------
                                          Jack A. Reichert
                                          Vice President of Finance
                                          (Chief Accounting Officer)