Form 10-K405
period 1999-12-31
ITI TECHNOLOGIES INC
filed 2000-03-29
CIK 930542

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

                                 ---------------

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by non-affiliates of Registrant, based on the closing sale price of $28.25 per share as reported on The Nasdaq National Market on March 20, 2000: $194,136,232.

         Number of shares of Common Stock outstanding as of March 20, 2000:
8,536,642.

================================================================================

                             ITI TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I

Item 1.     Business........................................................  3

Item 2.     Properties...................................................... 14

Item 3.     Legal Proceedings............................................... 15

Item 4.     Submission of Matters to a Vote of Security Holders............. 15

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................... 16

Item 6.     Selected Consolidated Financial Data............................ 17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 19

Item 8.     Financial Statements and Supplementary Data..................... 24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 24

PART III

Item 10.    Directors and Executive Officers of the Registrant.............. 25

Item 11.    Executive Compensation.......................................... 27

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.................................................. 33

Item 13.    Certain Relationships and Related Transactions.................. 35

PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on
            Form 8-K........................................................ 36


Index to Consolidated Financial Statements.................................. F-1

Report of Independent Accountants on Financial Statement Schedule........... S-1

Financial Statement Schedule................................................ S-2

Signatures  ................................................................ S-3

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

GENERAL

         ITI Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "ITI") design, manufacture and market electronic intrusion and fire protection systems as well as electronic access control systems. Intrusion and fire protection systems account for approximately 98% of ITI's sales. ITI currently competes in the intrusion alarm market, the electronic access control market and the commercial fire detection market.

         ITI believes that several factors contribute to a favorable outlook for growth in the electronic security system market. These include increasing use of wireless security systems, increasing growth in international demand for intrusion alarm systems, increasing concern about crime, low penetration of security systems in United States households, improved technology and product features, lower-cost systems and the availability of insurance discounts to homeowners who purchase security systems.

PROPOSED MERGER WITH SLC TECHNOLOGIES, INC.

         On September 28, 1999, ITI entered into a definitive agreement to merge SLC Technologies, Inc. into ITI. SLC designs, develops, manufactures and distributes components and software for intrusion and fire protection systems, access control systems, video surveillance systems and integrated systems. The merger is structured as a stock-for-stock merger under which ITI will issue approximately 15.2 million shares of its common stock to Berwind Group Partners, the sole stockholder of SLC. ITI stockholders may retain their shares of ITI common stock or they may elect to receive $36.50 in cash for some or all of their shares, provided that no more than 50% of the total number of shares of ITI common stock outstanding immediately prior to the merger may be exchanged for cash. Immediately after the merger, Berwind Group Partners and SLC management will together own approximately 63.5% of the shares of common stock of the combined company, taking into account options to purchase common stock of the combined company and assuming that ITI stockholders do not exercise the cash election option. Assuming full exercise of the cash election option, Berwind Group Partners and SLC management will own approximately 78% of the common stock of the combined company. In either case, Berwind Group Partners and SLC management will control all decisions regarding ITI that require stockholder approval following the merger, and the current ITI stockholders will no longer have a controlling influence over ITI's future direction.

         A special stockholders meeting to consider and vote upon a proposal to approve the merger is scheduled for May 2, 2000. A proxy statement will be mailed to all stockholders of record as of March 27, 2000, which is the record date for the special meeting. Approval of the merger will require the affirmative vote of a majority of the shares of ITI common stock outstanding on the record date. Subject to stockholder approval, we expect the merger to close on or about May 3, 2000.

         In addition to the proxy statement, ITI stockholders will be mailed election forms relating to the cash election set forth in the Agreement and Plan of Merger and Reorganization. Election forms will be due no later than 5:00 p.m. central time on May 1, 2000. Detailed instructions will accompany the election forms.

HISTORY OF ITI

         ITI's wholly owned subsidiary, Interactive Technologies, Inc, was incorporated in January 1980 under the laws of the State of Minnesota. In January 1985, Interactive Technologies incorporated a foreign international sales corporation, ITI International, Inc., as a wholly owned subsidiary under the laws of the United States Virgin Islands.

         ITI Technologies, Inc. was incorporated in February 1992 under the laws of the State of Delaware for the purpose of acquiring Interactive Technologies. On May 11, 1992, ITI acquired Interactive Technologies from a United States holding company controlled by ADIA S.A. of Switzerland and certain members of ITI's management.

         In November 1994, ITI completed a public offering of 1,900,000 newly issued shares of common stock at $16.00 per share. Prior to the initial public offering, there was no public market for ITI common stock. In May 1995, in a subsequent offering, selling stockholders sold 3,225,000 shares and ITI sold 225,000 shares at $24.00 per share. ITI used the net proceeds from these offerings to retire debt that had been incurred at the time of the acquisition of Interactive Technologies.

         In April 1996, Interactive Technologies incorporated ITI Finance Corporation as a wholly owned subsidiary under the laws of the State of Minnesota for the purpose of providing financing to ITI's independent dealer base.

         On April 30, 1997, ITI purchased all of the outstanding stock of CADDX-CADDI Controls, Inc. for $19,000,000 in cash. In conjunction with the acquisition of CADDX, ITI also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the CADDX acquisition, the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

         On May 22, 1997, ITI completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1,800,000. If sales of Regency products over the 36-month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made. This product line allows ITI to offer an established product that integrates intrusion protection, fire protection and access control.

INDUSTRY OVERVIEW

         The security industry involves the protection of people and property. ITI participates in the following segments of the security industry:

         *        Intrusion and fire protection systems.

         *        Electronic access control products.

INTRUSION AND FIRE PROTECTION SYSTEMS

         Intrusion and fire protection systems protect residence or commercial property against fires and intruders by sensing smoke or fire, or intrusions through doorways, windows, or open areas. Most systems will sound an audible alarm to warn of fires or intruders. Monitored systems send a signal to a remote monitoring station, where dispatchers may contact the appropriate authorities. A typical intrusion and fire protection system consists of the following components:

         * CONTROL PANEL. The control panel receives signals from the sensors and user interface, regulates all intrusion and home automation functions and, in the case of a monitored system, reports emergency conditions and service information to a monitoring facility.

         * USER INTERFACE. The user interface, such as an electronic keypad, allows the user to arm, disarm and give other commands to the system, including panic buttons to alert the central monitoring facility for police, fire and medical emergencies. Additional user interfaces include wireless key fob controls to arm and disarm systems and modules that allow users to control the system from any telephone inside or outside the home.

         * SENSORS. Sensors are devices that are installed on windows, doorways and other places to detect intrusion, smoke, fire and other environmental conditions and report them to the control panel.

         * SOUNDERS. Sounders are activated in response to a particular alarm condition to frighten away an intruder or alert the user to the alarm condition. Many control panels also utilize digitized voice to communicate with users.

         There are two means of communication within any intrusion or fire protection system, hardwire and wireless. In a hardwire system, the control panel, sensors and detectors communicate through low-voltage wires. In a wireless system, the control panel and sensors utilize radio frequency signals to communicate.

         Equipment costs for hardwire systems are typically lower than those for wireless systems. Hardwire systems are used most widely in new construction since the installation costs are lower prior to the completion of construction. Wireless systems, which are less expensive to install, are typically used for existing homes and businesses because labor costs to install hardwire systems would raise the overall cost significantly. A third type of security system is a hybrid system which has both hardwire and wireless capabilities.

MONITORED WIRELESS SECURITY SYSTEMS MARKETED UNDER THE ITI(R) TRADEMARK

         ITI's wireless security systems are very flexible and can be programmed by the end-user to offer varying degrees of security, depending on the end-user's protection desires. The systems have the ability in all security levels to detect fire and other environmental conditions and to respond to manual activation for police, fire and medical emergencies. Sales of these systems represented approximately 75.3%, 75.7% and 83.7% of ITI's net sales for 1999, 1998 and 1997, respectively.

         ITI offers a number of wireless and hybrid security systems to meet a variety of price points and customer performance requirements, including:

         * CONCORD. In 1998, ITI released a modular hybrid system called Concord. By containing both hardwire and wireless capabilities, Concord offers the installing dealer the low price of hardwire with the flexibility of wireless. The basic eight-zone hardwire control panel can be upgraded through the use of modules to a 76-zone panel with lighting control, telephone control, voice feedback and paging output for latchkey reporting. The modular approach allows the installing dealer to utilize one product platform for a wide variety of installation requirements.

         * CONCORD EXPRESS. ITI initially rolled out Concord Express in August 1999 as a hardwire security system which includes an integrated high quality ITI radio receiver in the system control unit at no extra cost. As a hardwire panel, this system has more hardwire expandability than any competitive product. Additionally, Concord Express allows the use of wireless and/or hardwire sensors so installers can employ the best technology for the installation. Integrating an ITI radio receiver in the system control unit at no extra cost gives ITI a distinct competitive advantage by allowing installers to add wireless sensors and remote control to a traditional hardwire system at the lowest cost in the industry.

         *        ULTRAGARD SYSTEM. The UltraGard system was introduced in 1996.
                  The UltraGard system features a 76-zone panel which operates on 12 volts. The other products in ITI's lines operate on 6 volts. This high performance system is well suited for commercial applications as well as the largest residential applications.

         * SIMON. The Simon system, first introduced in 1997, received substantial enhancements in 1998. Simon is an entry-level wireless security system aimed at those in the industry looking for a low-cost wireless solution for mass marketing programs or where security equipment is either given away or installed at a loss in an effort to obtain a long-term monitoring contract. The Simon system has the capability to individually recognize up to 24 wireless sensors. With the enhancement, it can now be controlled via a remote touch-tone phone and is compatible with two-way listen-in, talk-back alarm verification. ITI also introduced TOUCHTALK, the industry's first wireless talking touchpad as an upgrade option. Simon can be used with all of ITI's existing ITI wireless sensors.

         * COMMANDER 2000 SYSTEM. The Commander 2000 system was introduced in 1994 to succeed the RF Commander system, which was first introduced in 1990. This system was designed as an entry level wireless security system for use in smaller businesses, homes and apartments and has many of the advanced features found in more expensive systems. The Commander 2000 has the capability to individually recognize up to 16 wireless sensors and can be used with substantially all of ITI's wireless accessories.

         * CUSTOMIZED AND PRIVATE LABEL SYSTEMS. ITI has established relationships with large security companies to develop and manufacture customized, private label wireless security systems. In developing these systems, ITI may modify its existing systems by adding customized control panel software and component packaging as requested by the customer.

SYSTEM FEATURES AND COMPONENTS OF ITI WIRELESS SECURITY SYSTEMS

         ITI wireless security systems incorporate several innovative and advanced features and components which increase product performance, reliability and marketability:

         * SUPERIOR SUPERVISED RADIO TECHNOLOGY. ITI believes its wireless security systems incorporate the most advanced radio technology currently available in monitored wireless systems. Each wireless sensor in an ITI system reports to the central control panel as a unique zone, enabling the central monitoring station personnel to identify and communicate to police or firefighters the exact location and nature of an emergency. If the control panel does not receive scheduled signals from a sensor, it reports the identity of the particular sensor to the central monitoring station and the end-user. This feature also allows service personnel to quickly find a malfunctioning sensor. Through the use of crystal-controlled radio transmitters and receivers, coupled with its patented Learn Mode and signaling protocol technologies, ITI has virtually eliminated the effects of interference and greatly increased the range of its systems within the limitations imposed by the FCC. This supervised radio technology enhances the reliability and performance of ITI wireless systems and allows them to be used in larger premises, including many commercial facilities, where the use of wireless systems once was not feasible.

         * LEARN MODE TECHNOLOGY. ITI's patented Learn Mode technology enables control panels to automatically "learn" the identity and type of each factory-programmed sensor in its system when the system is installed. The Learn Mode technology is attractive to ITI's customers because each sensor is manufactured with a unique programmed identity. This Learn Mode process reduces the time and cost of installing sensors and programming the systems and allows the installation of large numbers of security systems in densely populated areas without interference with neighboring systems.

         * TOUCH-TONE TELEPHONE USER INTERFACE. ITI was the first to introduce the use of on- or off-site touch-tone telephones as a user interface to control security systems. This technology provides touch-tone telephones with all the system control capabilities of the touchpad user interfaces manufactured by ITI for ITI wireless security systems. This feature contributes to end-user convenience by enabling the end-user to control the system from on- or off-premises by using touch-tone telephones.

         * DIGITIZED VOICE TECHNOLOGY. ITI enhanced the "user-friendliness" and convenience of its systems by incorporating digitized voice technology. ITI wireless security systems can "talk" to the end-user on-site with digitized voice, and all systems except for the Commander 2000 can also "talk" over on- or off-site touch-tone telephones. Incorporating digitized voice technology allows the end-user to confirm commands, such as the level of protection or a disarming signal, or to receive a status report of protection levels and environmental conditions, such as the temperature inside the end-user's house. In response to various foreign sales opportunities, ITI has incorporated digitized voice response capabilities in several foreign languages into its systems.

         * BREADTH OF SENSOR LINE. ITI believes it offers the widest variety of wireless sensors currently available in the security system market. ITI wireless sensors include motion detectors; different types of intrusion sensors activated by sound, shock, or shattering glass; photoelectric smoke sensors; "rate-of-rise" fire sensors with a special thermostat activated by an unusually rapid temperature increase; carbon monoxide sensors; pocket-sized emergency transmitters; and environmental sensors to detect such conditions as furnace failure and flooding. ITI sensors also are the smallest available in any monitored wireless security system. ITI believes that its wide variety of sensors and their compact size offer it a significant competitive advantage. Most of ITI's wireless sensors have long-life lithium batteries, thus increasing system reliability and convenience. Much of the ITI wireless sensor line utilizes crystal-controlled radio transmitters. In 1997, ITI introduced a new lower cost sensor line based on Surface Acoustic Wave, or SAW, radio technology.

         * INTERACTIVE CAPABILITIES. ITI systems communicate alarm information to central monitoring facility personnel over telephone lines using ITI's CS-5000 central station receiver. ITI Toolbox(R), a PC-based software tool, allows a technician to remotely perform certain kinds of service and programming on ITI security systems remotely, avoiding delay and expensive on-site service calls.

         * HOME MANAGEMENT CAPABILITIES. The ITI energy saver module, which is available with the UltraGard and Concord systems, enables an end-user to adjust a thermostat using either a touchpad or an on- or off-site touch-tone telephone which can result in reduced energy costs to the end-user. The ITI wireless systems also can be used to control lights through the use of touchpads. ITI has developed a power line signaling technology that allows its system control panels to activate sirens and light modules over the household electrical system. Sirens and lights thus can be installed and controlled virtually anywhere in the premises where there is an electrical outlet.

         * ALARM VERIFICATION. False alarms represent a troublesome issue for the security industry. In 1993, ITI introduced its Interrogator alarm verification module to address the false alarm issue. The Interrogator gives ITI wireless systems two-way voice capabilities through sensitive microphones and talk-back speakers that are placed strategically throughout a home or business. After an alarm has occurred and been reported to the central station, the Interrogator will allow the central station operator to either "listen in" or, if desired, "talk back" to the subject home or business. This built-in communicator helps enable the central station operator to verify alarms before dispatching the police or fire department. The Interrogator can digitally record and play back 16 seconds of an alarm event with the simple addition of the optional recording module. This enables the central station operator to listen to a recording of the actual emergency event as it happened. The Interrogator and the optional recording module work with all of ITI's wireless security systems and also can be sold separately for use with other manufacturers' security systems.

HARDWIRE AND HYBRID SECURITY SYSTEMS MARKETED UNDER THE CADDX(TM) TRADEMARK

         ITI has developed a line of hardwire and hybrid security systems targeted at both the domestic and international markets. Sales of these systems represented approximately 21.9%, 20.8% and 12.6% of total ITI net sales in 1999, 1998 and 1997, respectively. ITI offers multiple systems to satisfy the needs of the international, new construction and low-end hardwire markets.

         * NX PRODUCT LINE. In mid-1997, ITI introduced the CADDX NX-8 security system, which is designed to be a hybrid security system that will meet various countries' regulatory requirements throughout the world. The NX-8 is flexible, durable and user/installer friendly. The development of the NX-8 required several design and engineering innovations, including the creation of special telecom and power interfaces that would be acceptable under any country's regulations anywhere in the world. By adding an ITI wireless receiver to the NX-8 control panel, the NX-8 becomes a true hybrid system with both hardwire and wireless capabilities. In 1998, ITI built on the success of the NX-8 by introducing the NX-6 and NX-4 security systems offering similar functionality at a lower price point.

         * RANGER PRODUCT LINE. The CADDX Ranger 9000E is a powerful, simple and flexible hardwire panel that can become a hybrid panel with the addition of a radio receiver. The Ranger 9000E is suitable for residential, commercial, retail and multi-tenant office building applications. This system provides the ability to incorporate security, access control and environmental process monitoring for commercial applications. Other security control panels in the CADDX Ranger family include the Ranger 8600, Ranger 8600E, Ranger 8980 and the Ranger 8980E.

         * GLASS BREAK DETECTORS. ITI manufactures a line of glass break detectors under the CADDX trademark. ITI's patented "3x3" technology, which is a method of glass break detection that monitors three specific frequency ranges for three different sets of data and looks for a

                  "match" to the "signature" of breaking glass, is incorporated in CADDX glass break sensors, making them extremely reliable.

         * OTHER HARDWIRE SECURITY PRODUCTS. ITI also manufactures various other hardwire sensors for use in connection with hardwire control panels, including passive infrared sensors (or motion detectors) and seismic detectors.

FIRE PROTECTION SYSTEMS

         We estimate the total fire alarm market to be $3,000,000,000, including product, installation, service and monitoring. We estimate the manufacturers' equipment market to be $1,200,000,000. While new to the commercial fire equipment market, ITI will shortly be offering several commercial fire products. The soon to be released Advent Fire System offers an excellent product solution for the high-end fire market. The Regency product and soon to be released UL commercial fire rated version of the CADDX NX-8 offer solutions for the retail and small commercial fire markets.

         Fire business is traditionally won by persuading specifying firms to specify your product. It is common to take two to five years in the specifying market for relationships to lead to sales. Business is also gained through negotiating directly with the end-users.

         * ADVENT FIRE SYSTEM, which is expected to be available in the first half of 2000, is a full-featured, high-level system. With its built-in multi-partition, 250 zone and long-range wireless capabilities, Advent Fire System is targeted for large commercial applications such as industrial complexes, government facilities, campuses, and high-rise office and residential complexes. The system can be powered by either one Class I or two Class II AC power transformers for up to 6 amps of 12/24 VDC regulated power for a large number of sensor, siren, analog smoke loop and other hardwire peripheral devices. Advent's capabilities can be increased by plugging in panel input, output, and/or smoke loop expansion cards. It can also be expanded through the built-in high speed, digital data bus that can connect a wide array of ITI SuperBus peripherals. The development of this product has not yet been completed and there can be no assurance that such product will actually be introduced into and sold in the market.

         * REGENCY is a UL rated system that incorporates commercial burglary, fire and access control into a single platform. The integration makes it particularly attractive for retail and small commercial applications desiring multiple functionality.

         * THE NX-8 CF, which is expected to be available in the first half of 2000, is a commercial fire version of the popular NX-8 control panel. It has 8 zones on-board and can be upgraded to over 40 zones with the addition of modules.

ACCESS CONTROL

         Access control systems monitor traffic through, and regulate access to, buildings and other restricted areas depending upon the authority level granted to an individual. Sales of these systems represented approximately 2.0%, 2.5% and 2.6% of total ITI net sales for 1999, 1998 and 1997, respectively. Access control systems consist of the following components:

         * SYSTEM MANAGER OR CONTROLLER. A software-based system that includes a database, grants or denies access based on various criteria and produces audit or other management reporting.

         * MAGNETIC LOCKS. Magnetic lock that responds to the system commands to lock or unlock doors.

         * IDENTIFICATION CARDS. Cards, such as identification badges, that are given to a user and that contain information regarding the user.

         * READERS. The reader uses the data on the identification card to notify the system manager to determine if the user has the proper authority to be granted access. With proper authorization, the controller will send a command to unlock the door.

         Access control systems can be used for a single door with a few users or hundreds of doors at multiple locations with thousands of users.

         ITI offers a number of electronic access control systems to meet a variety of price points and customer performance requirements, including:

         * ACCESS NT. Based on Microsoft Windows NT software, this system allows multiple work stations to be functioning simultaneously to monitor the system, add cards, change access times, make badges, control closed-circuit television cameras, create reports, etc.

         * ACCESS 5.0. This system has many of the same functions as Access NT, but with a smaller system capacity that performs in a non-multitasking operation at a lower price point. Both Access 5.0 and Access NT are aimed at the middle to large electronic access control installations.

         * EASY ACCESS. This is a Microsoft Windows-based system that provides the sophistication of more expensive PC-based systems but at a low price point. Easy Access controls up to 32 doors with a very simple to use point-and-click graphical interface.

         * 451 APM. This is a stand-alone system that provides much of the sophistication of a PC-based system without the expense of a host computer. Each 451 system has its own microprocessor, database and clock. Each 451 system can operate independently or as part of a network of up to 16 APMs, allowing the control of up to 32 doors without the use of a host computer.

         * 351 APM. The 351 system is aimed at small businesses that may have only one or two doors to protect but want to control who gets in and at what times. The 351 system is designed to work independently to control one or two doors and has its own microprocessor, database and clock.

OTHER PRODUCTS

         In addition to developing new features for existing products, ITI's product development programs have produced products for related markets using its existing technologies. Sales of these products represented approximately 0.8% in 1999 and 1.1% of total ITI net sales in 1998 and 1997.

         * THE QUIK BRIDGE FAMILY. The Quik Bridge family is a group of wireless receivers equipped with interfaces that broaden the market opportunities for ITI Learn Mode sensors. ITI has introduced several Quik Bridge family members. The Quik Bridge Repeater extends the range of ITI wireless sensors attached to ITI wireless receivers. The Quik Bridge Loop Receiver enables adding up to 16 ITI wireless sensors to any hardwire panel that supports a common loop ground and/or a relay unit connection. In 1998, ITI released the Quik Bridge two-channel receiver, which adds up to four wireless devices to any hardwire system. ITI also has custom receiver products specifically designated to work with the CADDX NX line of control panels in domestic and international markets and certain Radionics and Detection Systems controls in the U.S. market. In addition, the Quik Bridge family allows the use of the ITI keychain touchpad to control ITI's and other manufacturers' access control systems.

         * CS 5000 COMPUTERIZED CENTRAL STATION RECEIVER. In 1998, ITI released the CS 5000 as a replacement for the CS 4000 central station receiver. The CS 5000 can be used by the central monitoring service providers to receive and monitor information from homes and businesses protected with ITI wireless security systems and certain other manufacturers' security systems. Monitoring station personnel transmit emergency messages to police, fire, medical or other authorities.

         * LIFEGARD. Recognizing the growing elderly population, ITI introduced in 1996 its LifeGard personal emergency response system. Like a security system, LifeGard maintains a communication link with a monitoring company in order to provide the fastest possible response during an emergency. Two-way voice communication with the monitoring company is initiated either when the owner presses one of at least two panic buttons, or when the system does not detect activity in the home after an elapsed time. The LifeGard system includes a control panel mounted on a base, a built-in Interrogator and a water-resistant panic pendant.

SALES AND MARKETING

         ITI sells ITI wireless security equipment directly to its independent dealer network, large security companies and other private label customers, and electric and gas utility companies. ITI sells CADDX hardwire and hybrid security systems primarily through domestic and international distributors. Approximately 50% of CADDX branded product was sold outside of the United States and Canada in 1999.

         SALES TO INDEPENDENT DEALER NETWORK. ITI has a nation-wide sales force supporting its network of over 2,000 independent dealers. Through its independent dealer network, ITI wireless security products are sold extensively throughout the United States and Canada. ITI's dealer sales and support programs include sales aids (such as sales literature and demo kits), marketing literature and instructional videos for both dealers and end-users. In addition, ITI provides its dealers with a wide variety of training programs and materials, including technical, sales, marketing and business management programs and a number of marketing newsletters. ITI recognizes its top dealers with an incentive program which includes an annual trip to ITI's national dealer sales meeting, which reinforces the ties between ITI and its key dealers. ITI's Security Pro and Regency dealer programs enhance and support its independent dealer network.

         SALES TO LARGE SECURITY COMPANIES AND OTHER PRIVATE LABEL ARRANGEMENTS. ITI designs and manufactures customized and private label systems for companies that sell the systems on a national and regional basis. These customers offer the potential for substantial sales volume, provide extensive geographic coverage and, in many cases, offer the ability to sell ITI products under nationally recognized brand names. Members of ITI's senior management team are involved in initiating and maintaining relationships with its private label customers.

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

INTERNATIONAL SALES

         Export sales, primarily to Canada, Europe and Australia, accounted for 20.1%, 18.3% and 13.9% of ITI's net sales for 1999, 1998 and 1997, respectively. ITI currently sells its products in over 50 foreign countries through distributors and dealers. The CADDX NX product line was designed specifically with the international market in mind. The NX control panels include special telecom and power interfaces that are acceptable under most regulatory requirements throughout the world. Furthermore, in response to various foreign sales opportunities, ITI has incorporated into its wireless security systems digitized voice response capabilities in several foreign languages and intends to expand its product development and marketing efforts to increase its international sales of wireless security products. ITI is currently designing its next generation of wireless security systems to satisfy the power, telephone, radio and other regulatory standards necessary to sell the systems in the European Community. ITI has also developed a wireless receiver for the CADDX NX hardwire panels, which creates a global hybrid product solution. Because the NX security panels have already gained numerous international approvals, it is helping to accelerate the introduction of ITI wireless sensors in the international market.

SALES TO A SIGNIFICANT CUSTOMER

         During the year ended December 31, 1997, ADT Security Systems, Inc. ("ADT") accounted for 25% of consolidated net sales. This customer accounted for 11% of consolidated trade accounts receivable at December 31, 1997. No one customer exceeded 10% of consolidated sales or trade accounts receivable for the years ended December 31, 1999 and 1998.

         As of December 31, 1999 and 1998, one customer, Alarm One, Inc., a participant in the Company's dealer financing program, had a note receivable balance due to the Company of $10.7 million and $2.3 million, respectively.

PRODUCT DEVELOPMENT

         In the years ended December 31, 1999, 1998 and 1997, ITI had research and development expenditures of $8,800,000, $8,000,000 and $7,500,000, respectively. These research and development expenditures have resulted in the introduction of many new products during the past three years, including Concord, Concord Express, the CADDX NX product line and the CS 5000 Computerized Central Station Receiver. Additionally, ITI expects to release two new products in 2000 for the fire alarm market. ITI expects to release the Advent fire system in the first quarter of 2000. ITI expects the CADDX NX-8 CF system to be available during the first half of 2000.

         ITI's current product development efforts are primarily devoted to continuing the enhancement and expansion of its product lines and technologies. ITI continues to improve its core wireless technology through product miniaturization, increased sensor battery life and the introduction of two-way radio frequency devices.

         Traditionally, wireless sensors have been larger than their hardwire counterparts. The larger size is due to the need to provide space for the addition of the required battery and radio transmitter. In some applications, the larger size of wireless sensors has led to an aesthetic objection from end-users. The introduction of miniaturized sensors, such as the ITI Micro Door/Window sensor and the Micro Recessed Door/Window Sensor, is aimed at reducing or eliminating that aesthetic concern. Because wireless devices are battery powered, the replacement of batteries can create a service challenge for ITI's dealers. ITI has developed a wireless sensor that can be powered for up to 20 years on a single AA lithium battery. Two-way radio frequency devices offer benefits to both the installer and the end-user. The installer can offer enhanced operation without increasing the difficulty of installation. The end-user gets better control and feedback from the system. ITI's first two-way radio frequency device is the TouchTalk, which is a wireless talking touchpad for its Simon system. TouchTalk is used as an interface to operate the Simon system. TouchTalk is installed by simply mounting it on the wall at the desired location and it provides detailed verbal feedback on the status and operation of the Simon system without the use of wires.

COMPETITION

         The industry in which ITI participates is highly competitive, with a large number of manufacturers providing a wide range of products. Competition is based primarily on product reliability, the incorporation of advanced technological features, ease of installation, marketing and sales support and price. Market research conducted by independent third parties documents that ITI is an established leader in the sale of wireless security equipment.

         ITI's competitors in the monitored wireless security system industry include Ademco Security Group (a division of Pittway Corporation), Linear Corp. (a subsidiary of Nortek, Inc.) and several smaller manufacturers. ITI also competes with numerous manufacturers of hardwire security systems, including Ademco Security Group, Napco Security Systems, Inc., Detection Systems, Inc., Digital Security Controls Ltd., C&K Components (a subsidiary of Honeywell), Silent Knight Security Systems (a subsidiary of Pittway Corporation), and SLC Technologies B.V. (a European subsidiary of SLC). The manufacturing segment of the security industry is undergoing change and consolidation, creating competitors with substantial financial resources. Digital Security Controls and Pittway have each acquired a number of security related manufacturers over the past few years. In August 1999, Honeywell completed its acquisition of C&K Components and in late February 2000, Honeywell acquired Pittway. The combined strengths of SLC and ITI will allow the combined company to better compete with competitors like Honeywell that have vastly greater resources than ITI. Furthermore, ITI may encounter additional competition from future industry entrants.

MANUFACTURING

         ITI's production processes include printed circuit board assembly, testing and calibration and final assembly and testing. ITI has manufacturing facilities in North St. Paul, Minnesota and Gladewater, Texas. A Mexican contract manufacturing facility, which is dedicated to ITI, assembles less complex, high-volume circuit boards, such as transmitter boards, and sends them to North St. Paul. ITI has invested in various automated printed circuit board assembly and test equipment at its North St. Paul, Gladewater and Mexican facilities to achieve manufacturing cost efficiencies and vertically integrate its production processes. From time to time, ITI uses certain contract manufacturers to perform some of its printed circuit board assembly and may increase its use of such companies to meet any increased demand. Certain of the chips, microprocessors and other products used in ITI's systems are obtained from single sources. If ITI could not obtain these components from these sources, there may be a 16-to 30-week leadtime to obtain them from a different supplier. To help prevent delays in the shipment of its products, ITI maintains what it believes to be a sufficient amount of certain components in inventory or has made safety stock program arrangements with the suppliers.

INTELLECTUAL PROPERTY

         ITI's success is dependent in part on its proprietary information, technology and know-how. ITI relies on a combination of trade secret and copyright protection and confidentiality agreements to establish and protect its proprietary rights. In addition, ITI holds 21 patents covering various technologies, including its Learn Mode technology, and has several patent applications pending. ITI believes its Learn Mode technology in particular affords it significant competitive advantages because it has allowed ITI to substantially improve the performance and reliability of its products. ITI plans to aggressively protect its patents and other intellectual property and to pursue patents to protect its technology. There can be no assurance, however, that

ITI will be able to protect its proprietary information, technology and know-how, deter misappropriation of its proprietary rights, or prevent third party development of substantially similar technology and products. In addition, there can be no assurance that any patent applications filed by ITI will result in issued patents or that any patents issued are or will be sufficiently broad to protect ITI's technologies or provide ITI with any material competitive advantages. There also can be no assurance that the patents ITI has obtained in the past or may obtain in the future will not be contested, invalidated or circumvented.

         ITI has occasionally received, and may receive in the future, communications from third parties asserting intellectual property rights relating to ITI's products and technologies. Upon receiving such claims, ITI evaluates their merits and risks and on occasion has negotiated licenses where third-party technology was necessary or useful for the development or manufacture of ITI's products. There can be no assurance that third parties will not assert claims against ITI with respect to existing or future products or that any licenses will be available on reasonable terms with respect to any third-party technology. ITI could incur substantial costs in redesigning its products or in defending any legal action taken against it.

GOVERNMENT REGULATION

         Substantially all of the components in ITI's security systems require approval by the FCC before the systems may be marketed in the United States. The FCC regulates all communications by telephone and radio frequency. All of ITI's wireless security systems use radio frequency to send data from sensors and user interfaces to the control panel. All of ITI's control panels communicate with the central monitoring system through telephone lines. Although ITI has obtained FCC approval of its products in the past, it cannot predict whether it will obtain FCC approvals for components of future products or whether FCC regulations might change with respect to ITI's current or future products. In addition, sales of ITI's products in countries outside of the United States usually are subject to similar types of approvals by regulatory authorities in those countries. ITI also is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous material, the discharge of material in the environment and otherwise relating to the protection of the environment. ITI believes it has complied in all material respects with all such laws and regulations

EMPLOYEES

         On December 31, 1999, ITI had 687 full-time employees, consisting of 394 in manufacturing, 98 in engineering and product development, 78 in customer service, 56 in sales, 49 in management and administration and 12 in marketing. These employees do not include the contract workers in the Mexican facility. None of ITI's employees are members of a collective bargaining unit, and ITI's management believes employee relations are good.


ITEM 2. PROPERTIES

         The Company's corporate headquarters and its largest manufacturing facility are located in North St. Paul, Minnesota, in two adjacent leased buildings that together provide approximately 148,000 square feet of manufacturing, warehouse and office space. The leases on the North St. Paul facilities expire on January 1, 2001. The Company believes the leases for the facilities can be renewed under acceptable terms. The Company also owns a 33,000 square foot manufacturing and warehouse facility in Gladewater, Texas. Products marketed under the CADDX trademark are manufactured and distributed at the Gladewater facility. In 1999, the Company constructed a 31,063 square foot building to enhance the Company's ability to manufacture CADDX products on a parcel of land adjacent to its Gladewater facility. The Company also utilizes a contract assembly plant in Navajoa, Mexico, consisting of approximately 22,000 square feet devoted exclusively to the Company's manufacturing needs.

         The Company leases small warehouse and shipping point facilities in Anaheim, California, Richmond, Virginia and Toronto, Ontario, Canada.

         The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent. The Court awarded the Company damages of approximately $36 million for lost profits and royalties, as well as prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict.

         On June 1, 1999, the United States Court of Appeals for the Federal Circuit upheld the patent's validity, but reversed the jury's finding of infringement. The United States Court of Appeals has also denied the Company's request for a rehearing of the case. As a result, the Company recorded in the second quarter of 1999 a non-cash write-off of $4.1 million for certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized.

         On October 6, 1999, the Company filed a petition for a Writ of Certiorari with the United States Supreme Court asking the Court to review the ruling by the Federal Circuit Court of Appeals. The United States Supreme Court denied ITI's petition on December 6, 1999.

         Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. In light of the outcome in the first infringement suit against Pittway, the Company and Pittway jointly stipulated on December 17, 1999, that the second suit be dismissed with prejudice.

         In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1999, or through the date of this filing.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "ITII." As of March 20, 2000, there were approximately 65 record holders of the Company's Common Stock.

         The following table sets forth, on a quarterly basis, the high and low closing sale prices for the Company's Common Stock for the two years ended December 31, 1999:

                                              HIGH            LOW
                                              ----            ---
         1998
         ----
         Quarter:
           First                           $  26-1/8        $   20
           Second                               33              26
           Third                              28-1/2            23
           Fourth                             32-1/8          24-1/2

         1999
         ----
         Quarter:
           First                           $  36-7/8        $ 29-7/8
           Second                             29-1/2          21-7/8
           Third                              30-1/16         20-9/16
           Fourth                             30-1/2          26-1/2

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

                                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                      1999           1998          1997          1996           1995
                                                      ----           ----          ----          ----           ----
                                                                  (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ....................................     $ 121,596      $ 108,986     $ 100,999      $  93,331     $  79,012
Cost of goods sold ...........................        64,397         58,815        53,628         48,217        42,126
Inventory purchase accounting adjustment(1) ..                                        725
                                                   ---------      ---------     ---------      ---------     ---------
Gross profit .................................        57,199         50,171        46,646         45,114        36,886
Operating expenses:
  Marketing, general and administrative ......        23,858         19,405        18,421         15,005        12,982
  Research and development, net ..............         8,807          7,974         7,491          6,270         5,178
  Patent litigation costs(2) .................         4,104
  Purchased research and development costs(3)                                       5,200
  Amortization of intangible assets ..........         1,412          1,412         1,233            912           912
                                                   ---------      ---------     ---------      ---------     ---------
Operating income .............................        19,018         21,380        14,301         22,927        17,814
Interest income (expense), net ...............         1,856            805           627            815            38
Other income (expense), net ..................            (7)            49          (122)             5           (13)
                                                   ---------      ---------     ---------      ---------     ---------
Income before income tax expense and
  extraordinary item .........................        20,867         22,234        14,806         23,747        17,839
Income tax expense(3) ........................         7,515          8,004         7,202          8,655         6,488
                                                   ---------      ---------     ---------      ---------     ---------
Net income ...................................     $  13,352      $  14,230     $   7,604      $  15,092     $  11,351
                                                   =========      =========     =========      =========     =========
Per share amounts, basic:
  Net income .................................     $    1.58      $    1.68     $     .91      $    1.69     $    1.31
  Weighted average common
     shares outstanding ......................         8,453          8,461         8,394          8,930         8,671
                                                   =========      =========     =========      =========     =========
Per share amounts, diluted:
  Net income .................................     $    1.52           1.61           .87           1.63     $    1.26
  Weighted average common and common
     equivalent shares outstanding ...........         8,803          8,860         8,705          9,246         9,022
                                                   =========      =========     =========      =========     =========


                                                              QUARTERLY FINANCIAL DATA
                                                                    (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            --------------------------------------------------------------------------------------------
                                                 1999                                           1998
                            ---------------------------------------------   --------------------------------------------
                              FIRST       SECOND      THIRD       FOURTH     FIRST       SECOND      THIRD       FOURTH
                              -----       ------      -----       ------     -----       ------      -----       ------
Net sales ................   $27,829     $29,462     $31,435     $32,870    $23,914     $27,139     $29,326     $28,607
Gross profit(1) ..........    13,000      13,791      14,872      15,536     10,862      12,418      13,305      13,584
Net income (loss)(2)(3) ..     3,611       1,414       4,343       3,984      2,534       3,398       3,956       4,342
Per share amounts:
  Basic(4) ...............   $   .43     $   .17     $   .51     $   .47    $   .30     $   .40     $   .47     $   .52
  Diluted(4) .............   $   .41     $   .16     $   .50     $   .45    $   .29     $   .38     $   .45     $   .50

                                                                 AS OF DECEMBER 31,
                                            ------------------------------------------------------------
                                               1999         1998        1997         1996          1995
                                               ----         ----        ----         ----          ----
                                                                  (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital .....................     $ 52,134     $ 43,015     $ 36,336     $ 42,047     $ 34,866
  Total assets ........................      132,110      115,957      103,959       89,794       80,077
  Current liabilities .................       11,959       10,874        8,995        6,056        6,225
  Total debt ..........................
  Total liabilities ...................       17,704       18,550       16,258       10,468        9,986
  Stockholders' equity ................      114,406       97,407       87,701       79,326       70,091

-------------------------

(1) In the second quarter of the year ended December 31, 1997, the Company recorded a non-recurring purchase accounting adjustment to cost of goods sold of $725,000, which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and selling at the time of the acquisition of Caddx Controls, Inc.

(2) During the second quarter of 1999, the Company recorded a non-cash charge of $4.1 million related to certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized. This one-time charge, net of applicable income tax benefits, impacted the earnings of the Company approximately $2.6 million or $0.30 per diluted share.

(3) The Company recorded a non-recurring purchase accounting adjustment in the second quarter of the year ended December 31, 1997, which resulted from the write-off of $5.2 million for the value assigned to technology in process at the time of the acquisition of Caddx Controls, Inc. This charge is not deductible for income tax purposes and, as such, no related tax benefit has been recorded as a part of the Company's income tax expense. During the fourth quarter of 1998, the Company recognized a $140,000 after-tax benefit from the reversal of certain expired customer rebates.

(4) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Net sales increased by $12.6 million, or 11.6%, from $109.0 million for 1998 to $121.6 million for 1999. As a percentage of sales, gross margin increased from 46.0% in 1998 to 47.0% in 1999. Operating income decreased by $2.4 million from $21.4 million for 1998 to $19.0 million for 1999. The Company recorded a second quarter non-cash charge of $4.1 million related to certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized. This one-time charge, net of applicable income tax benefits, impacted the 1999 earnings of the Company by approximately $2.6 million, or $.30 per diluted share. Operating income for 1999 was further impacted by $763,000, or $.07 per diluted share, of expenses associated with the proposed merger with SLC. For the year ended December 31, 1999, diluted per share earnings were $1.52 compared to $1.61 for the prior year.

         On September 28, 1999, the Company entered into a definitive agreement to merge with SLC. SLC, headquartered in Portland, Oregon, is a global integrated communications technology company with products for commercial security, fire protection, CCTV, electronic access control and fiber optic communications systems. SLC has sales and technical support organizations in 27 countries and manufacturing and logistics organizations in the United States, the Netherlands, Ireland, Australia and China.

         The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's stockholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC stockholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC stockholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's stockholders, approval by regulatory authorities and other customary closing conditions. A special stockholders meeting to vote on the merger is scheduled for May 2, 2000.

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

         On May 22, 1997, the Company completed the cash purchase of the Regency product line and dealer program from the Silent Knight Division of Willknight, Inc., located in Minneapolis, Minnesota, for $1.8 million. In the event sales of Regency products over the 36-month period ending May 2000 exceed certain levels, a contingent payment of up to $800,000 will be made. At December 31, 1999, the Company believes that it is unlikely that any payment under this contingency will be made. The purchase price was allocated to the estimated fair value of the assets acquired, primarily to customer lists, which will be amortized over its expected useful life of 10 years.

         On April 30, 1997, the Company purchased all of the outstanding stock of CADDX for $19.0 million in cash. In conjunction with this acquisition, the Company also purchased from the majority shareholder of CADDX the manufacturing facility leased by CADDX for $530,000. Immediately following the acquisition, the corporate name was changed to CADDX Controls, Inc. CADDX, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

         The CADDX acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in the Company's financial statements from the effective date, April 30, 1997. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists, principally related to CADDX customers outside the United States, $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid (including transaction costs) over net assets acquired. In May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to technology in process at the time of the acquisition. The product was introduced in the last half of 1997 and has been commercially successful. Also, subsequent to the acquisition, the Company included in cost of goods sold in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the acquisition.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Operations for the year ended December 31:

                                                     1999           1998           1997
                                                     ----           ----           ----
Net sales.......................................    100.0%         100.0%         100.0%
Cost of goods sold..............................     53.0           54.0           53.1
Inventory purchase accounting adjustment........                                     .7
                                                   ------         ------         ------
Gross profit....................................     47.0           46.0           46.2
Operating expenses:
  Marketing, general and administrative.........     19.6           17.8           18.2
  Research and development......................      7.2            7.3            7.4
  Patent litigation costs.......................      3.4
  Purchased research and development costs......                                    5.2
  Amortization of intangible assets.............      1.2            1.3            1.2
                                                   ------         ------         ------
Operating income................................     15.6%          19.6%          14.2%
                                                   ======         ======         ======

         Net sales to the Company's ten largest security system customers and to all other customers were as follows for the year ended December 31:

                                         1999                        1998                     1997
                                 ---------------------     ---------------------     ---------------------
                                                           (Dollars in thousands)
                                  AMOUNT       PERCENT      AMOUNT      PERCENT       AMOUNT      PERCENT
                                  ------       -------      ------      -------       ------      -------
Net sales:
  Ten largest customers .....    $ 43,752           36%    $ 35,696           33%    $ 45,695           45%
  All other customers .......      77,844           64       73,290           67       55,304           55
                                 --------     --------     --------     --------     --------     --------
                                 $121,596          100%    $108,986          100%    $100,999          100%
                                 ========     ========     ========     ========     ========     ========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         NET SALES. Net sales increased by $12.6 million, or 11.6%, from $109.0 million for 1998 to $121.6 million for 1999. The increase in net sales is attributable to volume increases, primarily reflecting the successful introduction of the Company's new products designed for the mass market portion of the industry.

         Sales to the Company's traditional dealers, the utility market, international markets and into distribution increased 11.8%, 17.0%, 18.4% and 10.0%, respectively, over 1998 levels. Sales of commercial products (REGENCY and access control systems) were down 16.0% from 1998.

         GROSS PROFIT. Gross profit increased from $50.2 million for 1998 to $57.2 million for 1999, primarily due to the increased sales in 1999. As a percentage of sales, gross margin increased from 46.0% in 1998 to 47.0% in 1999. This increase was primarily due to 1998 margins being depressed as a result of excess capacity in the Company's North St. Paul manufacturing facility in the first half of 1998 due to the loss of business from the Company's largest customer in 1997.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $19.4 million for 1998 to $23.9 million for 1999. Expressed as a percentage of net sales, these expenses increased from 17.8% for 1998 to 19.6% for 1999. This increase can be attributed to a $1.1 million increase in bad debt expense primarily due to two large customers defaulting on their open trade accounts in the fourth quarter of 1999, $763,000 of expenses related to the SLC merger, and increased employment costs associated with the increased sales volume and new product introductions.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $8.0 million for 1998 to $8.8 million for 1999 as the Company continued its emphasis on research and development. New products introduced in 1999 include the CONCORD EXPRESS security system, a very low cost control panel aimed directly at the hardwire installation market and the release of upgrades to the feature content of the Company's traditional control panels. The Company also continues development on its Advent(R)platform, which is designed for the commercial burglary and fire market. The Company anticipates that it will continue this high level of development activity in 2000.

         PATENT LITIGATION COSTS. During the second quarter of 1999, the Company recorded a non-cash charge of $4.1 million related to certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized. This one-time charge, net of applicable income tax benefits, impacted the 1999 earnings of the Company by approximately $2.6 million or $0.30 per diluted share.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets remained constant for 1999 and 1998 at $1.4 million.

         NET INTEREST INCOME. Net interest income increased from $805,000 for 1998 to $1.9 million for 1999. The Company has continued to increase participation in the ITI Finance program. Interest earned under this program increased from $364,000 in 1998 to $1.6 million in 1999.

         INCOME TAX EXPENSE. Income tax expense decreased from $8.0 million for 1998 to $7.5 million for 1999. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of amortization of excess of cost over net assets acquired, state income taxes net of federal tax benefit, and other tax credits.

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

         Net sales for 1997 include eight months of revenue for the CADDX acquisition and the Regency product line. Excluding the effect of the acquisitions and sales to the branch operations of ADT, the Company's 1997 largest customer, sales to all other customers increased 26.6% from 1997. Sales to ADT's branch operations declined from approximately 21% of total sales in 1997 to less than 1% of total sales in 1998.

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

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $7.5 million for 1997 to $8.0 million for 1998 as the Company continued its emphasis on research and development. New products introduced in 1998 include Concord(TM), a modular hybrid control panel that allows dealers to start with a low-cost hardwire platform with the ability to add wireless sensors, the NX-4 and NX-6 systems that are smaller versions of the Company's successful NX-8 panel and the release of upgrades to the feature content of the Company's traditional control panels and central station receiver. The Company also continues development on its Advent(R) platform, which is designed for the commercial burglary and fire market.

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

         INCOME TAX EXPENSE. Income tax expense increased from $7.2 million for 1997 to $8.0 million for 1998. The Company's effective income tax rates for these periods vary from the statutory rate primarily due to the non-deductibility for income tax purposes of amortization of excess of cost over net assets acquired, state income taxes net of federal tax benefit, and other tax credits. The effective rate in 1997 was also impacted by the nondeductibility of the purchased research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified financial ratios and minimum net worth. No amounts were outstanding under this facility at any time during 1999.

         The Company has funded its operations primarily with cash from operations. The Company generated net cash from operating activities of $7.6 million for 1999, $9.4 million for 1998 and $18.0 million for 1997. Net cash provided by operating activities for 1999 resulted primarily from $13.4 million of net income, $4.2 million of depreciation and amortization charges, $4.1 million non-cash charge for patent litigation costs and $1.5 million increase in the Company's allowance for doubtful accounts. The changes in operating assets and liabilities resulted in a use of cash of $13.1 million, which included a $2.5 million increase in accounts receivable, a $1.2 million reduction in accounts payable and a $12.9 million increase in notes receivable from the Company's dealer financing program, less $1.3 million source of cash from a decrease in inventory and a $3.4 million increase in income taxes payable. Accounts receivable has increased primarily due to a 14.9% or $4.3 million increase in sales in the fourth quarter of 1999 as compared to the fourth quarter of 1998.

         During 1999, the Company used $7.1 million for investing activities, consisting primarily of the plant expansion at its CADDX facility in Gladewater, Texas, along with the purchase of property and equipment totaling $5.1, and the issuance of notes receivable by the Company's finance program of $1.6 million. The Company expects that purchases of property and equipment in 2000 will be approximately $3.5 million.

         Cash generated by financing activities consisted of $3.6 million of proceeds paid to the Company from the exercise of stock options.

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

         The Company believes that cash flow from operations and funds currently available will be adequate to fund its working capital and capital expenditure requirements, as a stand-alone company, for the foreseeable future. Cash flow requirements may be impacted by the proposed merger with SLC.

LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent. The Court awarded the Company damages of approximately $36 million for lost profits and royalties, as well as prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict.

         On June 1, 1999, the United States Court of Appeals for the Federal Circuit upheld the patent's validity, but reversed the jury's finding of infringement. The United States Court of Appeals has also denied the Company's request for a rehearing of the case. As a result, the Company recorded in the second quarter of 1999 a non-cash write-off of $4.1 million for certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized.

         On October 6, 1999, the Company filed a petition for a Writ of Certiorari with the United States Supreme Court asking the Court to review the ruling by the Federal Circuit Court of Appeals. The United States Supreme Court denied ITI's petition on December 6, 1999.

         Pittway has announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. In light of the outcome in the first infringement suit against Pittway, the Company and Pittway jointly stipulated on December 17, 1999, that the second suit be dismissed with prejudice.

         In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSACTIONS

         The Company believes that inflation and foreign currency fluctuations have not had a significant effect on its operations. Currently, the Company does not conduct any transactions or maintain any accounting records in any European currency. As such, the Company believes that there has not been, nor will there be, any material effect on its operations as a result of the conversion by eleven member states of the European Union to a common currency which occurred on January 1, 1999.

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

         Prior to December 31, 1999, the Company completed an assessment of the Year 2000 and believed that existing software was compliant and that the Year 2000 issue would not pose significant operational problems for its computer systems or the Company. As of January 1, 2000, and through the date of this filing, the Company has not experienced any significant Year 2000 issues related to internal operations or the operations of its key suppliers, vendors or customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

         The Quarterly Financial Data contained in Item 6 hereof is incorporated by reference in Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

         The following discussion sets forth certain information regarding the Directors of the Company.

         THOMAS L. AUTH, age 55, has been an executive officer of Interactive Technologies, Inc., a wholly owned subsidiary of the Company ("Interactive Technologies"), since 1981 and its President since 1983. He has been President and Chief Executive Officer of the Company since March 1993 and a director since May 1992. Mr. Auth was appointed Chairman of the Board of Directors of the Company on April 1, 1997. Mr. Auth is currently a director, Chief Executive Officer and President of Interactive Technologies, a director of CADDX Controls, Inc., a wholly owned subsidiary of the Company ("CADDX"), a director and President and Treasurer of ITI International, Inc., a wholly owned subsidiary of Interactive Technologies ("ITI International"), and a director and Chief Executive Officer of ITI Finance Corporation, a wholly owned subsidiary of Interactive Technologies ("ITI Finance"). Mr. Auth also is a director of MedAmicus, Inc., a publicly held company, and Ergodyne Corporation, EH Publishing, Inc., Vomela Specialty Company, and CompU-Shop, Inc., which are privately-held companies. He has served as the Treasurer and a Board member of the Security Industry Association and is also a certified public accountant.

         W. WALLACE MCDOWELL, JR., age 63, has been a director of the Company since May 1992 and served as Chairman of the Board of Directors from May 1992 to April 1997. On November 1, 1994, he became a private investor. From 1991 until November 1, 1994, he was a Managing Director of Morgan Lewis Githens & Ahn ("MLG&A"), a privately-owned international investment banking and leveraged buyout firm which was founded in 1982. From 1983 until January 1991, Mr. McDowell was Chairman and Chief Executive Officer of the Prospect Group, Inc., which was founded as a private venture capital company and evolved into a diversified leveraged acquisition company. Mr. McDowell is a trustee of True Crossing, a mutual fund registered under the Investment Company Act of 1940, as amended.

         PERRY J. LEWIS, age 62, has been a director of the Company since May 1992 and was President from May 1992 until March 1993. Mr. Lewis was a founding partner of MLG&A and has served as a partner of that firm since 1982. He has been a general partner of MLGAL Partners, L.P. since April 1987. Mr. Lewis is a director of Aon Corporation and AMFM, Inc., which are publicly-held companies.

         SANGWOO AHN, age 61, has been a director of the Company since May 1992. He is a founding partner of MLG&A and has served since April 1982 as a partner of that firm. He has been a general partner of MLGAL Partners, L.P., since April 1987. Mr. Ahn is also a director of Kaneb Pipe Line Partners, L.P., Kaneb Services, Inc., PAR Technologies, Inc. and Quaker Fabric Corporation, which are publicly-held companies.

         WALTER R. BARRY, JR., age 66, has been a director of the Company since February 1995. Mr. Barry is a director of Buffets, Inc., a publicly-held company, and he also serves as a director of St. Cloud Industries, Inc., which is a privately-held company. Until January 1, 1988, Mr. Barry served as an Executive Vice President of General Mills, Inc., a manufacturer and marketer of consumer foods.

         JOE HURST, age 44, has been employed by CADDX since 1986 and has been President and a director of CADDX since 1987. Mr. Hurst has been a Senior Vice President of the Company since May 22, 1997. Mr. Hurst served as President of the Security Industry Association, a security industry trade association ("SIA"), from 1993 to 1995.

         All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal from office. Immediately after the merger of SLC into ITI, nine individuals will serve on the Board of the combined company. Two of these individuals will be Thomas L. Auth and Perry J. Lewis, current directors of ITI. The remaining seven will be selected by the Board of Directors of SLC. Information regarding the remaining directors is contained in the proxy statement mailed to stockholders in connection with approval of the proposed merger.

INFORMATION REGARDING CERTAIN EXECUTIVE OFFICERS

         THOMAS L. AUTH -- See Information Regarding Directors.

         JOE HURST -- See Information Regarding Directors.

         CHARLES E. BRISKEY, age 52, has been employed by Interactive Technologies in various capacities since July 1981. Mr. Briskey has served as Vice President, Operations of Interactive Technologies since July 1985. He has been an executive officer of the Company since March 1993. He has been a Senior Vice President of the Company since March 1996 and Treasurer of the Company since March 1993. He also serves as a director and Vice President and Secretary of ITI International.

         CHARLES A. DURANT, age 43, has been an employee of the Company and Interactive Technologies since January 1996. He became Secretary of the Company in March 1996 and was appointed Vice President, General Counsel and Secretary of the Company in May 1997. Mr. Durant also serves as Vice President, General Counsel and Secretary of Interactive Technologies, a director, Secretary and Treasurer of CADDX, and a director, President and Secretary of ITI Finance. From September 1989 until January 1996, he was an attorney at Winthrop & Weinstine, P.A., which provides legal services to the Company. Prior to entering the legal profession, he held various accounting positions with Honeywell Inc.

         REED G. GROTHE, age 44, has been Vice President, Sales of Interactive Technologies since March 1996 and has been employed at Interactive Technologies since February 1995. He was Executive Vice President, Sales and Administration for General Office Products Company, a regional distributor of office equipment, supplies and furnishings, from June 1990 to February 1995. From 1986 to 1989, he was President of Executone of Minnesota, a regional distributor of telephone and hospital communication systems.

         GERALD U. KLASEN, age 50, has been Vice President, International and Commercial Sales of Interactive Technologies since March 1997. From 1977 to 1997, he held various executive positions with Swiss Industrial Group (SIG), Neuhausen, Switzerland, including Vice President Sales and marketing, SIG North America, Vice President Sales and Marketing, Doboy Division, and Vice President positions in administration and human resources. SIG is an international manufacturer and marketer of sophisticated plant automation equipment.

         DUANE PAULSON, age 44, has been Vice President, Marketing of Interactive Technologies since March 1996 and has been employed in various marketing positions at Interactive Technologies since 1991. From August 1988 to March 1991, he was a management consultant to member utilities while on the staff of the National Rural Electric Cooperative Association. From March 1980 to August 1988, he held various marketing and public relations positions with United Power Association, a Minnesota utility. Mr. Paulson has been a director of SIA since 1995 and an executive officer of the SIA since September 1998. He is also a director and president elect of the Home Automation Association, a trade association, since February 1999.

         JACK A. REICHERT, age 43, joined Interactive Technologies in February 1991 as Controller and became an executive officer of the Company in September 1994. He now serves as Vice President, Finance of the Company. Mr. Reichert also serves as Vice President, Finance and Administration of Interactive Technologies and a director, Vice President and Treasurer of ITI Finance. From May 1990 until February 1991, he was Controller at American Coating Technology, Inc., a paper coating concern. From 1983 until May 1990, Mr. Reichert held various accounting positions with Donaldson Company, Inc., a multinational manufacturer of filtration products and accessories. He is also a certified public accountant.

         BRIAN K. SEEMANN, age 42, has been employed by Interactive Technologies since August 1995. Mr. Seemann began at Interactive Technologies as Director of Engineering, Alarm Systems. Since July of 1998, he has served as Vice President of Engineering of Interactive Technologies. Prior to being employed at the Company, Mr. Seemann has been employed in various engineering and management capacities in the utility meter reading (at Itron, Inc. and E.F. Johnson), semiconductor, process control and aerospace industries (at Rosemount, Inc.).

         The officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified or until their earlier death, resignation or removal from office.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Based upon inquiries made by the Company of its executive officers and directors, and based solely upon copies of such reports received from the Company's 10% beneficial owners of Common Stock, the Company believes that during 1999 all of these filing requirements were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

FEES AND REIMBURSEMENT OF EXPENSES

         Effective in 1995, the Company's Board of Directors authorized payment to all nonemployee directors who are not affiliated with MLG&A of a $12,000 per year fee, a fee of $750 per meeting attended of the Board of Directors or a Committee of the Board of which they are members, and the reimbursement of all out-of-pocket expenses incurred by them in attending meetings of the Board or Committees of the Board. Nonemployee directors who are affiliated with MLG&A are reimbursed for all out-of-pocket expenses incurred by them in attending meetings of the Board or Committees of the Board.

         On January 12, 1999, the Company's Board of Directors authorized payment to all nonemployee directors, regardless of their affiliation with MLG&A, of a $12,000 per year fee, a fee of $750 per meeting attended of the Board of Directors or a Committee of the Board of which they are members, and the reimbursement of all out-of-pocket expenses incurred by them in attending meetings of the Board or Committees of the Board.

         Directors fees were paid to the following directors, in the following amounts, in 1999:

                     Name:                             Amount:
                     ----                              ------

                     Sangwoo Ahn                       $12,000
                     Walter R. Barry, Jr.              $15,000
                     Perry J. Lewis                    $12,000
                     W. Wallace McDowell, Jr.          $15,000
                     William C. Ughetta, Jr.           $ 9,000

DIRECTOR PLAN AND PARTICIPATION IN STOCK INCENTIVE PLAN

         The following description of the Director Plan is qualified in its entirety by reference to the text of the Director Plan.

         The Director Plan is administered by the Board of Directors, which may delegate its authority to a committee of the Board. Except for decisions regarding who is eligible to participate in the Director Plan, the number of shares subject to options granted under the Director Plan, and the exercise price and term of such options (which are determined pursuant to a formula set forth in the Director Plan, as described below), the Board of Directors makes any determinations necessary or advisable for the administration of the Director Plan consistent with its terms, including when and the terms under which the options will vest.

         The Director Plan currently provides for the grant of options to acquire up to 75,000 shares of the Company's Common Stock, and a total of 75,000 shares has been reserved by the Board of Directors for issuance pursuant to options granted under the Director Plan. As of February 25, 1999, no shares were subject to outstanding options, and 75,000 shares were available for future grants of options under the Director Plan. Only directors that are not employees of the Company, Interactive Technologies, or any other subsidiary of the Company ("Nonemployee Directors") are eligible to receive options under the Director Plan. A Nonemployee Director, upon becoming a director of the Company, is automatically granted under the Director Plan an option to purchase 7,500 shares of Common Stock at an exercise price equal to the "Fair Market Value" of the Common Stock on the date of grant, as the term "Fair Market Value" is defined in the Director Plan. Options granted under the Director Plan vest as determined by the Board of Directors at the time of grant. The Board of Directors, in its sole discretion, may permit a participant under the Director Plan to surrender to the Company shares of Common Stock previously acquired by the participant as part or full payment for the exercise of a stock option, and such surrendered shares would be valued at their Fair Market Value on the date of exercise. Options granted under the Director Plan are not intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         The Director Plan terminates on February 2, 2005, and no options may be granted under the Director Plan after such date.

         Effective February 3, 1995, and as approved by the Company's stockholders at the annual meeting of stockholders held on May 10, 1995, Messrs. McDowell, Lewis, Ahn, Ughetta and Barry, as Nonemployee Directors of the Company, each was granted under the Director Plan a non-qualified option to purchase 7,500 shares of Common Stock at an exercise price of $25.88 per share, which was the "Fair Market Value" of the Common Stock on such date as defined in the Director Plan (consisting of the officially quoted closing price on the date of grant). The options granted on February 3, 1995, became exercisable to the extent of one-third of the number of shares underlying each option (or 2,500 shares) on the date of grant of the options and on the first and second anniversary dates of the grant of the options. Therefore, as of February 3, 1997, each such option was exercisable to the extent of 7,500 shares.

         The stated purpose of the Director Plan is to advance the interests of the Company through the motivation, attraction and retention of its Nonemployee Directors. In light of this purpose and the substantial reduction in the market value of the Company's Common Stock following the November 15, 1996, announcement by the Company that it had received notice from its largest customer, ADT, stating that ITI was not then included in ADT's future strategic product planning and should anticipate a reduction in purchase orders from ADT during the first quarter of 1997, the Board of Directors approved on May 22, 1997, the cancellation of options awarded to date under the Director Plan and the replacement of such options with options under the Stock Incentive Plan with an exercise price equal to the market value of the Common Stock of the Company on the close of business on May 22, 1997, which was $16.00. The Board amended the Stock Incentive Plan to allow awards thereunder to be made to Nonemployee Directors of the Company, as well as employees, so that newly issued options under the Stock Incentive Plan could be exchanged for all options outstanding under the Director Plan as of May 22, 1997.

         On May 13, 1998, the Company's Board of Directors awarded each Nonemployee Director of the Company as of May 14, 1998, options under the Stock Incentive Plan to purchase 7,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock as of the close of business on May 14, 1998 (I.E., $30.50 per share). These options immediately vested upon award.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Recommendations regarding compensation paid to the Company's executive officers in 1999 were made to the Board of Directors by a Compensation Committee consisting of Thomas L. Auth, W. Wallace McDowell, Jr. and Perry J. Lewis.

Messrs. McDowell and Lewis are nonemployee directors of the Company. Mr. Auth is Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

EXECUTIVE COMPENSATION PROGRAM

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and non-cash compensation for 1997, 1998 and 1999 awarded to or earned by the Company's Chief Executive Officer and the four other highest-compensated executive officers of the Company whose salaries and bonuses exceeded $100,000 during 1999:

                                                                    Long-Term
                                                                  Compensation
                                                                  ------------
                                          Annual Compensation       Number of
       Name and                           -------------------     Stock Options    All Other
  Principal Position           Year       Salary       Bonus        Granted(2)   Compensation(3)
  ------------------           ----       ------       -----        -------      ------------
Thomas L. Auth                 1997      $325,000    $185,250(1)    100,000       $  2,400
President and Chief            1998       350,000     168,000(1)    100,000          2,400
Executive Officer              1999       375,000     160,000(1)     57,500          2,400

Joe Hurst                      1997(4)   $116,659    $ 57,000(1)     24,000       $  3,000
Senior Vice President          1998       185,280      81,600(1)     35,000          3,000
                               1999       196,667      80,000(1)     22,500          3,000

Charles E. Briskey             1997      $150,000    $ 68,400(1)     35,000       $  2,400
Senior Vice President          1998       160,000      62,400(1)     35,000          2,400
                               1999       175,000      64,000(1)     22,500          2,400

Charles A. Durant              1997      $110,000    $ 12,975(1)     10,000       $    825
Vice President, General        1998       125,000      12,500(1)     10,000          2,063
Counsel and Secretary          1999       140,000      16,000(1)     10,000          2,250

Reed G. Grothe                 1997      $115,000    $ 13,375(1)     10,000       $  1,947
Vice President, Sales of       1998       120,000      12,000(1)      8,000          1,798
Interactive Technologies       1999       125,000      12,500(1)      5,000          2,250

------------------

(1) Represents bonuses earned for the year shown in the table and paid in the following year.

(2) Consists of non-qualified stock options granted under the Stock Incentive Plan.

(3) Other compensation consists of matching contributions made by the Company on behalf of each of the named individuals under its 401(k) profit-sharing plans. Salary deferrals into the 401(k) plans are included in the salary column.

(4) Mr. Hurst became an employee and executive officer of the Company upon the acquisition of CADDX by the Company on April 30, 1997. Accordingly, the salary and bonus for 1997 represents only a partial year.

STOCK OPTIONS

         The following table sets forth information concerning individual grants of all stock options made during the year ended December 31, 1999, to each of the executive officers named in the Summary Compensation Table. Options described in the table were granted under the Company's Stock Incentive Plan as part of an overall incentive compensation program.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                             Potential Realizable
                                  Percentage                                   Value at Assumed
                    Number of      of Total                                  Annual Rates of Stock
                   Securities      Options                                  Price Appreciation for
                   Underlying     Granted to                                     Option Term(2)
                     Options      Employees     Exercise      Expiration    -----------------------
Name               Granted(1)      in 1999       Price           Date          5%            10%
----               ----------      -------       -----           ----       --------     ----------
Thomas L. Auth       57,500        29%         $23.625(3)      08/17/09     $854,314     $2,165,000

Joe Hurst            22,500        11%          23.625(3)      08/17/09      334,297        847,174

Charles E.           22,500        11%          23.625(3)      08/17/09      334,297        847,174
Briskey

Charles A.           10,000         5%          23.625(3)      08/17/09      148,576        376,522
Durant

Reed G. Grothe        5,000         3%          23.625(3)      08/17/09       74,288        188,261

------------------

(1) The options have an exercise price equal to the market price of the Company's common stock on the date of grant. Eighty percent of the options granted to Messrs. Auth, Hurst, and Briskey became exercisable on December 31, 1999 based upon the achievement by the Company of certain predetermined revenue and earnings goals. One-fifth of the options granted to Messrs. Durant and Grothe become exercisable on the anniversary date of the grant until they are fully vested on the fifth such anniversary date; provided, however, that such options will become exercisable over a three-year period rather than a five-year period if and when the proposed merger with SLC is consummated.

(2) Represents the potential net realizable value of each grant of stock options assuming that the market price of the underlying Common Stock appreciates in value from its fair market value on the date of grant to the end of the option term at the indicated annual rates. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of the Company and its Common Stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

(3) Represents the fair market value of the Common Stock at the date of grant as determined by the Board of Directors.

         The following information is furnished with respect to the exercise of stock options during the year ended December 31, 1999, by the Company's executive officers named in the Summary Compensation Table and the value at December 31, 1999, of unexercised stock options held by such individuals. All options were granted under the Company's Stock Incentive Plan.


      AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities           Value of Unexercised
                         Number of                    Underlying Unexercised Options    "In the Money" Options(2)
                      Shares Acquired      Value      ------------------------------  -----------------------------
Name                   Upon Exercise     Realized(1)   Exercisable   Unexercisable     Exercisable    Unexercisable
----                   -------------     --------      -----------   -------------     -----------    -------------
Thomas L. Auth
  Series A Options          ---         $     ---          97,600         ---          $2,440,000        $   ---
  Series D Options          ---               ---         505,409       15,500          6,102,566          73,313
  Series E Options          ---               ---          60,000         ---             810,000            ---

Joe Hurst
  Series D Options          ---         $     ---          75,600        5,900         $  477,750        $ 28,688

Charles E. Briskey
  Series D Options          ---         $     ---         121,600        5,900         $1,142,875        $ 28,688
  Series E Options          ---               ---          20,000         ---             270,000           ---

Charles A. Durant
  Series C Options          ---         $     ---           9,800       29,700         $  114,800        $235,950

Reed G. Grothe
  Series C Options          ---         $     ---          10,400       24,600         $  128,300        $224,325

-----------------

(1) These amounts represent the applicable number of shares underlying the stock options multiplied by the result obtained by subtracting from the fair market value of the Common Stock at the time of exercise the per share exercise prices of the stock options.

(2) The amounts set forth represent the difference between the $30.00 per share closing price of the Common Stock as quoted on The Nasdaq National Market on December 31, 1999, and the exercise price of the stock options, multiplied by the applicable number of shares underlying the options.

EMPLOYMENT CONTRACTS

         Messrs. Auth, Briskey and Durant have entered into compensation agreements with the Company which provide that their annual base salaries will be not less than $300,000, $140,000 and $100,000, respectively. Such compensation agreements have no term and provide for severance pay in an amount equal to six months' base salary if employment is terminated without cause. These compensation agreements also provide that each executive officer is eligible for discretionary incentive bonuses and is entitled to receive benefits that are otherwise provided to employees and/or executives of the Company. The compensation agreements of Mr. Briskey and Mr. Auth were revised conditioned upon closing of the merger of SLC into ITI, as described in the proxy statement mailed to stockholders in connection with approval of the merger. As recipients of stock options under the Stock Incentive Plan, each of the executive officers is also subject to certain non-compete restrictions.

         In connection with the April 30, 1997, acquisition of CADDX, Mr. Hurst entered into a one-year employment agreement with CADDX, which provides that his annual base salary will be $175,000 and that he will be eligible for discretionary bonus compensation in such amounts as determined from time to time by the Board of Directors. Subsequent to the initial one-year term of the agreement, CADDX agreed that Mr. Hurst's annual base salary shall be not less than $175,000 and he will be eligible for severance pay in an amount equal to six months' base salary if employment is terminated without cause. Concurrent with execution of his employment agreement, Mr. Hurst entered into a five-year non-competition agreement with the Company. As a recipient of stock options under the Stock Incentive Plan, Mr. Hurst is also subject to additional non-compete restrictions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information about the beneficial ownership of the common stock of ITI as of March 20, 2000, by (i) each stockholder who is known by ITI to own beneficially more than 5% of the outstanding ITI common stock, (ii) each director of ITI, (iii) each other person who would become a director by virtue of the merger, (iv) each executive officer named in the Summary Compensation Table, and (v) all ITI executive officers and directors as a group.

                            Name of Beneficial                                          Amount of
                        Owner or Identity of Group                               Beneficial Ownership(1)
---------------------------------------------------------------------------   -----------------------------
                                                                                 Shares           Percent
                                                                              ------------      -----------
SLC Technologies, Inc.(2)                                                       1,603,637          18.8%

Berwind Group Partners(3)                                                       1,603,637          18.8%

MLGAL Partners, L.P.(4)(5)                                                      1,281,159          15.0%

MLGA Fund II, L.P(4)(5)                                                         1,281,159          15.0%

Sentry Insurance(6)                                                               778,000           9.1%

Fleet Boston Corporation(7)                                                       606,814           7.1%

Farallon Capital Management LLC(8)                                                436,100           5.1%

Thomas L. Auth                                                                    903,613 (10)      9.8%

Charles E. Briskey                                                                148,509 (10)      1.7%

Joe Hurst                                                                          75,600 (10)        *

Perry J. Lewis(9)                                                                  62,656 (10)        *

W. Wallace McDowell, Jr.                                                           61,000 (10)        *

Sangwoo Ahn(9)                                                                     50,656 (10)        *

Walter R. Barry, Jr.                                                               15,000 (10)        *

Charles A. Durant                                                                  16,785 (10)        *

Reed G. Grothe                                                                     17,600 (10)        *

All ITI executive officers and directors of ITI as a group (13 persons)         1,402,363 (10)     14.7%

C. G. Berwind, Jr. (11)(12)                                                             0            0

Edward F. Kosnik(11)(12)                                                                0            0

Kenneth Boyda(11)                                                                       0            0

Larry C. Karlson                                                                        0            0

Jan P. Brantjes                                                                         0            0

---------------

*        Less than 1%.

(1) Percentages of outstanding shares are based on 8,536,642 shares of ITI common stock outstanding as of March 20, 2000. Shares of ITI common stock subject to options granted under ITI's Long-Term Stock Incentive Plan (1992) (the "Stock Incentive Plan") and the Nonemployee Director Stock Option Plan (the "Director Plan") that currently are exercisable, or which become exercisable within 60 days, are deemed outstanding for computing the number and percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentages with respect to other persons. Except as otherwise noted, the persons named in the table and footnotes have sole voting and investment power with respect to all shares of ITI common stock reported as beneficially owned by them.

(2)      SLC filed a Schedule 13D with the SEC on October 8, 1999 (the "SLC
         Schedule 13D") reporting that, as a result of proxies granted in the Voting Support Agreements, it may be deemed to beneficially own these shares of ITI common stock. SLC's business address is 12345 SW Leveton Drive, Tualatin, Oregon 97602.

(3) Pursuant to the SLC Schedule 13D, Berwind Group Partners reported that, as the sole owner of SLC and as a result of proxies granted in the Voting Support Agreements, it may be deemed to indirectly beneficially own the shares of ITI common stock that may be deemed to be beneficially owned by SLC. Berwind Group Partners' business address is 1 Belmont Avenue, Suite 401, Bala Cynwyd, Pennsylvania 19004.

(4) The business address of MLGAL Partners, L.P. and MLGA Fund II, L.P. is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(5) MLGAL Partners, L.P., controls MLGA Fund II, L.P., and thus the 1,281,159 shares of ITI common stock owned of record by MLGA Fund II, L.P., are also shown as being owned by MLGAL Partners, L.P.

(6) On February 9, 2000, ITI received Schedule 13Gs from Sentry Insurance, Sentry Life Insurance Company and Sentry Fund, all filing as members of the same group (collectively, the "Sentry 13G"). The Sentry 13G reports beneficial ownership of an aggregate of 778,000 shares of ITI common stock. Each of these reporting entities has its principal place of business at 1800 Northpoint Drive, Stevens Point, Wisconsin 54481. All of the foregoing information set forth in this footnote is from the Sentry 13G.

(7) A Schedule 13G was filed with the SEC on February 14, 2000, by Fleet Boston Corporation, reporting beneficial ownership of 606,814 shares of ITI common stock (the "Fleet Boston Schedule 13G"). Fleet Boston Corporation is a parent holding company pursuant to Rule 13d-1(b)(ii)(G) under the 1934 Act. The Fleet Boston Schedule 13G reports shares of ITI common stock acquired by Fleet Trust & Investment Services Company, Fleet National Bank and Fleet Investment Advisors, all subsidiaries of Fleet Boston Corporation. The business address of Fleet Boston Corporation is One Federal Street, Boston, Massachusetts 02110. All of the foregoing information set forth in this footnote is from the Fleet Boston Schedule 13G.

(8) A Schedule 13D was filed with the SEC on January 12, 2000, by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P. (together, the "Partnerships"), Farallon Capital Management, L.L.C. (the "Management Company"), Farallon Partners, L.L.C. (the General Partner of the Partnerships), Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Fleur E. Fairman, Jason M. Fish, Andrew B. Fremder, Richard B. Fried, William F. Mellin, Stephen L Millham, Meridee A. Moore, Thomas F. Steyer and Mark C. Wehrly (the "Individual Reporting Persons") reporting beneficial ownership of an aggregate of 436,100 shares of ITI common stock (the "Farallon Schedule 13D"). The Partnerships reported owning directly an aggregate of 256,400 shares and each Partnership has shared voting and dispositive powers with respect to the shares held by it. The General Partner has the power to direct the affairs of the Partnerships, including the disposition of the proceeds of the sale of the shares of ITI common stock. The Management Company is an investment adviser to various accounts and has shared voting and dispositive powers with respect to an aggregate of 179,700 shares which are held in the managed accounts. All of the Individual Reporting Persons are managing members of the General Partner and the Management Company (other than Fairman, who is a managing member of only the General Partner). The Management Company, the General Partner and the Individual Reporting Persons each disclaim beneficial ownership of any of the shares. The address of the foregoing persons is c/o Farallon Capital Management, LLC., One Maritime Plaza, Suite 1325, San Francisco California 94111. All of the foregoing information set forth in this footnote is from the Farallon
         Schedule 13D.

(9) Messrs. Ahn, Lewis, and John A. Morgan may be deemed to be affiliates of MLGAL Partners, L.P. These individuals each disclaim beneficial ownership of the shares directly owned by MLGAL Partners, L.P. The business address of these individuals is MLGAL Partners, L.P., Two Greenwich Plaza, Greenwich, Connecticut 06830.

(10) Includes options granted under the Stock Incentive Plan and the Director Plan to purchase the following number of shares held by the following individuals, which options are currently exercisable or will become exercisable within 60 days of March 20, 2000: Mr. Auth (663,009), Mr. Briskey (141,600), Mr. Hurst (75,600), Mr. McDowell
         (15,000), Mr. Ahn (15,000), Mr. Lewis (15,000), Mr. Barry (15,000), Mr.
         Durant (15,700), Mr. Grothe (16,400), and other executive officers as a group, 4 persons (46,650). The business address of Mr. Auth is Interactive Technologies, Inc., 2266 North Second Street, North St. Paul, Minnesota 55109.

(11) Messrs. Berwind, Boyda and Kosnik may be deemed to be affiliates of SLC. Each of these individuals disclaims beneficial ownership of shares of ITI common stock which may be deemed to be beneficially owned by SLC. The business address of Messrs. Berwind and Kosnik is 3000 Centre Square West, 1500 Market Street, Philadelphia, Pennsylvania 19102. Mr. Boyda's business address is 12345 SW Leveton Drive, Tualatin, Oregon 97062.

(12) Messrs. Berwind and Kosnik may be deemed to be affiliates of Berwind Group Partners. Each of these individuals disclaims beneficial ownership of shares of ITI common stock which may be deemed to be beneficially owned by Berwind Group Partners. The business address of Messrs. Berwind and Kosnik is 3000 Centre Square West, 1500 Market Street, Philadelphia, Pennsylvania 19102.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Thomas L. Auth, Chairman, CEO and President of ITI, is a director and shareholder in EH Publishing, Inc., which publishes several periodicals, including Popular Home Automation and CE Pro, operates a web site at electronichouse.com, and coordinates the Home Automation Trade Show. Both Interactive Technologies, Inc., and CADDX Controls, Inc., advertise in periodicals published by EH Publishing from time to time. Additionally, Interactive Technologies, Inc., advertises on EH Publishing's web site and participates in the Home Automation Trade Show. During the 12-month period ending September 30, 1999, subsidiaries of ITI have paid EH Publishing an aggregate of $68,819 for advertising and trade show services. All of these transactions have been negotiated at arms' length by employees of ITI's subsidiaries and Mr. Auth had no personal involvement. Furthermore, the board of directors of Interactive Technologies, Inc. has approved the transactions to date and authorized the future placement, by Interactive Technologies and its affiliates, of advertisements in trade periodicals published by EH Publishing at customary rates.

         In 1998, ITI appointed Aon Corporation its insurance broker for all insurance lines. Perry J. Lewis, a Director of ITI, is a director of Aon Corporation. Charles A. Durant, Vice President, General Counsel and Secretary of ITI, had established a business relationship with representatives from Aon Corporation over the last several years and had retained Aon Corporation without consulting Mr. Lewis. Aon Corporation reported to ITI that it derives approximately $62,000 in income annually as ITI's insurance broker. The board of directors of ITI, other than Mr. Lewis, who abstained, has approved the transactions to date between ITI and Aon Corporation and the continued use of Aon Corporation as an insurance broker by ITI.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

         (b) The following Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999:

                  (1) A Current Report on Form 8-K was filed by the Company on September 30, 1999, announcing that the Company had entered into a definitive agreement with SLC to merge SLC into ITI.

                  (2) A Current Report on Form 8-K/A was filed by the Company on October 12, 1999, to supplement certain information contained in the Current Report on Form 8-K filed by the Company on September 30, 1999, announcing that the Company had entered into a definitive agreement with SLC to merge SLC into ITI.

         (c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

                  Exhibit No.   Description
                  -----------   -----------

                  10.1 Letter Agreement dated March 7, 2000, between ITI Technologies, Inc. and SLC Technologies, Inc. extending the upset date to April 28, 2000.

                  10.2 Amendment to Agreement and Plan of Merger and Reorganization dated March 9, 2000, between ITI Technologies, Inc. and SLC Technologies, Inc.

                  23.1          Consent of PricewaterhouseCoopers LLP.

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

                  10.26 Form of Consent to Award Modification used in connection with the repricing of Series D and E Stock Options. (Exhibit 10.11)

     The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; the exhibit number assigned to each exhibit as filed with the September 30, 1999 Form 10-Q is set forth in parentheses after the description of the exhibit:

                  10.27 Employment Agreement dated September 28, 1999, between Thomas L. Auth and ITI Technologies, Inc. (Exhibit 10.1)

     The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Current Report on Form 8-K filed by the Company on September 30, 1999; the exhibit number assigned to each exhibit as filed with the Current Report on Form 8-K is set forth in parentheses after the description of the exhibit:

                  2.10 Agreement and Plan of Merger and Reorganization dated September 28, 1999, between ITI Technologies, Inc. and SLC Technologies, Inc. (Exhibit 2.1)

                  4.2A Amendment No. 1 to the Rights Plan dated September 28, 1999, between ITI Technologies, Inc. and Norwest Bank Minnesota, National Association. (Exhibit 4.1A)

                  99.1 Joint press release issued by ITI Technologies, Inc. on September 29, 1999. (Exhibit 99.1)

                  99.2 Materials used for investor presentations dated September 28, 1999. (Exhibit 99.2)

     The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits filed with the Company's Current Report on Form 8-K/A filed by the Company on October 12, 1999; the exhibit number assigned to each exhibit as filed with the Current Report on Form 8-K/A is set forth in parentheses after the description of the exhibit:

                  99.3 Updated materials used for investor presentations dated September 28, 1999. (Exhibit 99.2)

         (d) The following report and consolidated financial statement schedule are filed as part of this Annual Report on Form 10-K: Schedule II -- Valuation and Qualifying Accounts and the Report of Independent Accountants thereon.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Pages
                                                                          -----

Report of Independent Accountants........................................ F-2

Consolidated Statement of Operations..................................... F-3

Consolidated Balance Sheet............................................... F-4

Consolidated Statement of Cash Flows..................................... F-5

Consolidated Statements of Stockholders' Equity.......................... F-6

Notes to Consolidated Financial Statements............................... F-7-16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ITI Technologies, Inc.:


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ITI Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       /s/ PricewaterhouseCoopers LLP
                                       -----------------------------------------

                                      PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
March 17, 2000

                             ITI TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE YEAR ENDED DECEMBER 31

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1999            1998          1997
                                                                         ----            ----          ----
Net sales ......................................................     $  121,596      $  108,986     $  100,999
Cost of goods sold .............................................         64,397          58,815         53,628
Inventory purchase accounting adjustment .......................                                           725
                                                                     ----------      ----------     ----------
Gross profit ...................................................         57,199          50,171         46,646
Operating expenses:
    Marketing, general and administrative ......................         23,858          19,405         18,421
    Research and development ...................................          8,807           7,974          7,491
    Patent litigation costs ....................................          4,104
    Purchased research and development costs ...................                                         5,200
    Amortization of intangible assets ..........................          1,412           1,412          1,233
                                                                     ----------      ----------     ----------
Operating income ...............................................         19,018          21,380         14,301
Other income (expense):
    Interest, net ..............................................          1,856             805            627

    Other, net .................................................             (7)             49           (122)
                                                                     ----------      ----------     ----------
Income before income tax expense ...............................         20,867          22,234         14,806
Income tax expense .............................................          7,515           8,004          7,202
                                                                     ----------      ----------     ----------
Net income .....................................................     $   13,352      $   14,230     $    7,604
                                                                     ==========      ==========     ==========

Per share amounts:
    Basic ......................................................     $     1.58      $     1.68     $      .91
    Weighted average common shares outstanding - basic .........          8,453           8,461          8,394

    Diluted ....................................................     $     1.52      $     1.61     $      .87
    Weighted average common and common equivalent
      shares outstanding - diluted .............................          8,803           8,860          8,705


         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                AS OF DECEMBER 31

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
                                                                                         1999            1998
                                                                                         ----            ----
Current assets:
    Cash and cash equivalents ...................................................     $    9,741      $    5,594
    Accounts receivable .........................................................         20,038          19,037
    Notes receivable, current portion ...........................................          6,897           1,096
    Inventories .................................................................         23,887          25,201
    Deferred income taxes .......................................................          1,950           1,223
    Other current assets ........................................................          1,580           1,738
                                                                                      ----------      ----------
        Total current assets ....................................................         64,093          53,889

Notes receivable, net of current portion ........................................         12,673           3,948
Property and equipment ..........................................................         13,108          10,647
Excess of cost over net assets acquired .........................................         26,772          27,576
Other intangible assets .........................................................         15,464          19,897
                                                                                      ----------      ----------
        Total assets ............................................................     $  132,110      $  115,957
                                                                                      ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................................     $    5,652      $    6,874
    Accrued wages ...............................................................          2,104           2,045
    Income taxes payable ........................................................          2,420
    Other accrued expenses ......................................................          1,783           1,955
                                                                                      ----------      ----------
        Total current liabilities ...............................................         11,959          10,874
Income taxes ....................................................................          5,745           7,676
                                                                                      ----------      ----------
        Total liabilities .......................................................         17,704          18,550
                                                                                      ----------      ----------

Commitments and contingencies

Stockholders' equity:
    Common stock ($.01 par value; 30,000 shares authorized; 9,489 shares issued, 8,532 shares outstanding in 1999; 9,304 shares issued, 8,347
       shares outstanding in 1998) ..............................................             95              93
    Additional paid-in capital ..................................................         80,013          76,368
    Retained earnings ...........................................................         49,677          36,325
    Treasury stock, at cost (957 shares in 1999 and 1998) .......................        (15,379)        (15,379)
                                                                                      ----------      ----------
        Total stockholders' equity ..............................................        114,406          97,407
                                                                                      ----------      ----------
        Total liabilities and stockholders' equity ..............................     $  132,110      $  115,957
                                                                                      ==========      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEAR ENDED DECEMBER 31

                                 (IN THOUSANDS)

                                                             1999           1998          1997
                                                             ----           ----          ----
OPERATING ACTIVITIES:

Net income ..........................................     $  13,352      $  14,230      $   7,604
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of intangible assets ................         1,572          1,518          1,329
   Depreciation and amortization ....................         2,629          2,258          1,802
   Provision for doubtful accounts ..................         1,474            399            657
   Patent litigation costs ..........................         4,104
   Inventory purchase accounting adjustment .........                                         725
   Purchased research and development costs .........                                       5,200
   Deferred income taxes ............................        (2,406)           619            250
   Changes in operating assets and liabilities:
        Accounts receivable .........................        (2,475)        (4,926)         1,603
        Inventories .................................         1,314         (3,239)        (2,729)
        Financing notes receivable ..................       (12,906)        (2,762)          (737)
        Other current assets ........................          (834)            65          1,237
        Accounts payable ............................        (1,222)         1,766          1,370
        Accrued wages and other accrued expenses ....          (113)           113            490
        Current income taxes payable/receivable .....         3,412           (512)          (896)
        Other liabilities ...........................          (252)          (129)           100
                                                          ---------      ---------      ---------
Net cash provided by operating activities ...........         7,649          9,400         18,005
                                                          ---------      ---------      ---------
INVESTING ACTIVITIES:
  Additions to property and equipment ...............        (5,090)        (3,080)        (2,790)
  Additions to other intangible assets ..............          (439)        (1,777)        (2,004)
  Issuance of notes receivable ......................        (1,620)          (263)          (974)
  Acquisitions of businesses, net of cash acquired ..                                     (20,522)
                                                          ---------      ---------      ---------
  Net cash used in investing activities .............        (7,149)        (5,120)       (26,290)
                                                          ---------      ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement ..........                                       6,310
  Payments of revolving credit agreement ............                                      (6,310)
  Proceeds from exercise of employee stock options ..         3,647          1,794          2,166
  Payments for treasury stock .......................                       (6,318)        (1,395)
                                                          ---------      ---------      ---------
  Net cash provided by (used in) financing activities         3,647         (4,524)           771
                                                          ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................         4,147           (244)        (7,514)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ...........................................         5,594          5,838         13,352
                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............     $   9,741      $   5,594      $   5,838
                                                          =========      =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                             ITI TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                             Common Stock        Additional                   Treasury Stock           Total
                                             ------------         Paid-in      Retained       --------------       Stockholders'
                                         Shares       Amount      Capital      Earnings     Shares       Amount       Equity
                                        --------     --------     --------     --------    --------     --------     --------
Balance at December 31, 1996 .......       9,036     $     90     $ 72,411     $ 14,491        (622)    $ (7,666)    $ 79,326

Options exercised, including tax
  benefits of $957 .................         154            2        2,164                                              2,166
Purchase of treasury stock .........                                                            (90)      (1,395)      (1,395)
Net and comprehensive income .......                                              7,604                                 7,604
                                        --------     --------     --------     --------    --------     --------     --------
Balance at December 31, 1997 .......       9,190           92       74,575       22,095        (712)      (9,061)      87,701

Options exercised, including tax
  benefits of $813 .................         114            1        1,793                                              1,794
Purchase of treasury stock .........                                                           (245)      (6,318)      (6,318)
Net and comprehensive income .......                                             14,230                                14,230
                                        --------     --------     --------     --------    --------     --------     --------
Balance at December 31, 1998 .......       9,304           93       76,368       36,325        (957)     (15,379)      97,407

Options exercised, including
  tax benefit of $1,052 ............         185            2        3,645                                              3,647
Net and comprehensive income .......                                             13,352                                13,352
                                        --------     --------     --------     --------    --------     --------     --------
Balance at December 31, 1999 .......       9,489     $     95     $ 80,013     $ 49,677        (957)    $(15,379)    $114,406
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

RECLASSIFICATIONS
         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with 1999 presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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

NOTES RECEIVABLE - DEALER FINANCING
         The Company provides extended payment terms on product sales and other financing to qualified dealers in the form of notes receivable. This dealer financing is generally accomplished through the exchange of the dealer customer trade account receivable for a secured note receivable. These notes receivable are secured by a perfected security interest in the dealers' monitoring contracts that have value in excess of the underlying note receivable, as well as other collateral considerations. All notes are issued at market interest rates adjusted for credit and credit enhancements with varied repayment terms of between 12 and 72 months. The company accrues interest monthly and periodically reviews the carrying value of these notes receivable for non-collectibility and establishes appropriate allowances when necessary. Activity that relates to loans to dealers that finance the cost of equipment are treated as cash flows from operations in the accompanying consolidated statement of cash flows. Activity related to loans to dealers to purchase account portfolios in an effort to expand their business and other costs of the dealer are treated as investing activities in the accompanying consolidated statement of cash flows.

PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. The costs and related accumulated depreciation and amortization on asset disposals are removed from the accounts and any gain or loss is included in operations.

INTANGIBLE ASSETS
         The excess of acquisition cost over amounts assigned to the net identifiable assets acquired in the Company's various acquisitions are being amortized on a straight-line basis over forty years. Total accumulated amortization at December 31, 1999 and 1998 was $5,418,000 and $4,614,000,
respectively.

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

REVENUE RECOGNITION
         Substantially all of the Company's revenues relate to product sales. Revenues from all product sales are recognized at the date of product shipment. Revenues related to product sales that are financed under the Company's dealer financing program are recognized at the date of product shipment because (i) delivery has occurred and title has transferred to the dealer customer, (ii) collectibility of the related notes receivable are reasonably assured through a security interest in the underlying monitoring contracts and other credit enhancements and (iii) the related selling price is fixed and determinable at the time of shipment based upon the invoice price. The Company warrants its products against defects and design, materials and workmanship, generally for two years. Estimated warranty costs are provided for at the time of the related sales.

EARNINGS PER SHARE
         The Company computes earnings per share in accordance with SFAS No. 128 "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

COMPREHENSIVE INCOME
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported as comprehensive income, other than net income.

3. MERGERS AND ACQUISITIONS

         On September 28, 1999, the Company entered into a definitive agreement to merge with SLC Technologies, Inc. ("SLC"). SLC, headquartered in Portland, Oregon, is a global integrated communications technology company with products for commercial security, fire protection, CCTV, electronic access control and fiber optic communications systems.

         The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's shareholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC shareholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC shareholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's shareholders, approval by regulatory authorities and other customary closing conditions.

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

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CADDX have been included in these financial statements from the effective date, April 30, 1997. The Acquisition cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition date, including $4.0 million to net current assets, $1.2 million to property and equipment, $1.25 million to customer lists (principally related to CADDX customers outside the United States), $2.1 million to net long-term deferred tax liabilities, $3.75 million to trade names and $5.2 million to technology under development, leaving a $5.7 million excess of cash paid (including transaction costs) over net assets acquired. In May 1997, the Company made a $5.2 million non-recurring charge to operations for the value assigned to technology in process at the time of the Acquisition. The product was introduced in the last half of 1997 and has been commercially successful. Also, subsequent to the Acquisition, the Company included in cost of goods sold, in the second quarter of 1997, a $725,000 non-recurring purchase accounting adjustment which resulted from the sale of inventory which had been written-up to reflect estimated selling price less the sum of estimated costs of completion and sale at the time of the Acquisition.

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

BALANCE SHEET DATA
         The following supplemental financial statement data is as of December 31 (in thousands).


                                                           1999         1998
                                                           ----         ----
         Accounts receivable:
           Accounts receivable .....................    $ 21,033     $ 20,182

           Allowance for doubtful accounts .........        (995)      (1,145)
                                                        --------     --------
             Total .................................    $ 20,038     $ 19,037
                                                        ========     ========
         Inventories:
           Raw materials ...........................    $ 10,941     $ 12,600
           Allowance for obsolescence ..............      (1,435)      (1,360)
                                                        --------     --------
                                                           9,506       11,240
           Work-in-process .........................       6,072        5,615
           Finished goods ..........................       8,309        8,346
                                                        --------     --------
             Total .................................    $ 23,887     $ 25,201
                                                        ========     ========
         Property and equipment:
           Machinery and equipment .................    $ 15,142     $ 12,433
           Furniture and fixtures ..................       5,419        4,545
           Land, building and improvements .........       3,292        1,786
                                                        --------     --------
                                                          23,853       18,764
           Accumulated depreciation and amortization     (10,745)      (8,117)
                                                        --------     --------
             Total .................................    $ 13,108     $ 10,647
                                                        ========     ========
         Other intangible assets:
           Trademarks and trade names ..............    $ 13,829     $ 13,829
           Technology and patents ..................       1,671        5,336
           Customer lists ..........................       3,007        3,007
           Other ...................................         626          626
                                                        --------     --------
                                                          19,133       22,798
           Accumulated amortization ................      (3,669)      (2,901)
                                                        --------     --------
             Total .................................    $ 15,464     $ 19,897
                                                        ========     ========
         Other accrued expenses:
           Warranty ................................    $    550     $    650
           Professional fees .......................         404          432
           Other ...................................         829          873
                                                        --------     --------
             Total .................................    $  1,783     $  1,955
                                                        ========     ========
         Income taxes:
           Deferred ................................    $  5,348     $  7,027
           Other ...................................         397          649
                                                        --------     --------
             Total .................................    $  5,745     $  7,676
                                                        ========     ========

SIGNIFICANT CUSTOMER AND EXPORT SALES
         During the year ended December 31, 1997, ADT Security Systems, Inc. accounted for 25% of consolidated net sales. No one customer exceeded 10% of consolidated sales or accounts receivable for the years ended December 31, 1999 or 1998.

         As of December 31, 1999 and 1998, one customer, Alarm One, Inc., a participant in the Company's dealer financing program, had a note receivable balance due to the Company of $10.7 million and $2.3 million, respectively.

         Export sales, primarily to Canada, Europe and Australia, accounted for 20.1%, 18.3% and 13.9% of consolidated net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE
         The Company calculated basic and dilutive earnings per share as follows for the years ended December 31 (in thousands, except per share data):

                                                   1999       1998       1997
                                                   ----       ----       ----
Net income                                       $13,352    $14,230    $ 7,604
                                                 =======    =======    =======
Weighted average shares outstanding:
   Basic (actual shares outstanding)               8,453      8,461      8,394
   Effect of dilutive options                        350        399        311
                                                 -------    -------    -------
   Diluted                                         8,803      8,860      8,705
                                                 =======    =======    =======
Per share amounts:
   Basic                                         $  1.58    $  1.68    $   .91
   Diluted                                       $  1.52    $  1.61    $   .87

         The only dilutive effect on per share earnings results from the assumed exercise of stock options outstanding under the Company's Stock Incentive Plan. Various options to purchase shares of the Company's common stock (the "Common Stock") were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. These options expire on various dates through 2009. The weighted average number of options excluded in the computation of diluted earnings per share and their associated exercise prices were as follows for the years ended December 31 (in thousands, except per share data):

                                                   1999       1998       1997
                                                   ----       ----       ----
Weighted average options excluded                    404        265        383
Exercise price range:
   Low                                           $ 25.75    $ 26.75    $ 16.50
   High                                          $ 30.75    $ 30.75    $ 33.50
                                                 =======    =======    =======

5. INCOME TAXES

         Income tax expense consisted of the following for the year ended December 31 (in thousands):

                                                  1999        1998       1997
                                                  ----        ----       ----
Current:
  Federal ..................................    $ 9,083     $ 6,697    $ 6,443
  State ....................................        838         698        509
Deferred ...................................     (2,406)        619        250
                                                -------     -------    -------
                                                $ 7,515     $ 8,004    $ 7,202
                                                =======     =======    =======

         The Company paid taxes of $6,542,000, $7,251,000 and $5,163,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The differences between the income tax expense and income taxes computed using the statutory federal income tax rate were as follows for the year ended December 31 (in thousands):

                                                  1999        1998        1997
                                                  ----        ----        ----
Amount using the statutory federal tax rate ..  $ 7,303     $ 7,782     $ 5,182
Purchased research and development costs .....                            1,820
Amortization of excess of cost over net
  assets acquired ............................      281         281         265
State income taxes, net of federal benefit ...      545         448         331
Research and development
  tax credits ................................     (220)       (249)       (224)
Foreign sales corporation benefit ............     (307)       (279)       (208)
Other, net ...................................      (87)         19          36
                                                -------     -------     -------
                                                $ 7,515     $ 8,004     $ 7,202
                                                =======     =======     =======

         A summary of the components of deferred tax assets (liabilities) is as follows for the year ended December 31 (in thousands):

                                                        1999       1998
                                                        ----       ----
Current deferred  tax asset:
Accrued expenses and valuation reserves not
  yet deducted for tax purposes ..................    $ 1,950     $ 1,223
                                                      =======     =======

Long-term deferred tax liability:
Depreciation .....................................    $  (681)    $  (632)
Patent defense costs .............................       (344)     (1,744)
Other intangible assets ..........................     (4,323)     (4,651)
                                                      -------     -------
                                                      ($5,348)    ($7,027)
                                                      =======     =======

6. CREDIT FACILITY

         On April 30, 1997, the Company entered into an unsecured $15.0 million bank revolving credit facility. The facility provides for interest calculated, at the Company's option, at LIBOR plus 1.0% or the commercial bank's base rate less 1.25%. In addition, the facility requires a commitment fee of 0.1% per annum on the unused portion of the facility. The agreement allows for payment of annual dividends equal to 25% of the Company's net income for the immediately preceding fiscal year and requires the maintenance of specified ratios and minimum net worth. No borrowings were outstanding any time during 1999 or 1998.

         The Company paid $20,000 of interest, primarily commitment fee related, for the years ended December 31, 1999 and 1998, and $24,000 for the year ended December 31, 1997.

7.  COMMITMENTS

         The Company leases certain property and equipment under various non-cancelable operating leases which expire at various periods through 2001. Total rent expense of the Company was $749,000, $709,000 and $676,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, future minimum rentals required under non-cancelable operating leases are as follows (in thousands):

2000............................................         $  728
2001............................................            141
2002............................................            101

8. LITIGATION

         On August 17, 1995, the Company commenced an action for patent infringement against Pittway Corporation and its subsidiary, Ademco Distribution Inc., in the United States District Court for the District of Minnesota. On March 9, 1998, the jury found that the Ademco VISTA Plus/5800 family of wireless security systems infringes the Company's Learn Mode patent. The Court awarded the Company damages of approximately $36 million for lost profits and royalties, as well as prejudgment interest of approximately $3 million, bringing the total judgment to approximately $39 million. Pittway Corporation appealed the verdict.

         On June 1, 1999, the United States Court of Appeals for the Federal Circuit upheld the patent's validity, but reversed the jury's finding of infringement. The United States Court of Appeals has also denied the Company's request for a rehearing of the case. As a result, the Company recorded in the second quarter of 1999 a non-cash write-off of $4.1 million for certain litigation costs incurred in connection with the patent litigation against Pittway that were previously capitalized.

         On October 6, 1999, the Company filed a petition for a Writ of Certiorari with the United States Supreme Court asking the Court to review the ruling by the Federal Circuit Court of Appeals. The United States Supreme Court denied ITI's petition on December 6, 1999.

         Pittway had announced that in 1997 it had "introduced an improved method of enrolling transmitters in its VISTA series of control panels." Pittway calls this new method "QED." While the Company has maintained that Pittway's QED products also infringe the Company's LEARN MODE patent, the judge would not allow the Company to add Pittway's QED products to the action commenced in August of 1995. Accordingly, the Company commenced a second patent infringement lawsuit against Pittway and Ademco Distribution, Inc. on August 3, 1998, for infringement of the Company's Learn Mode patent. In light of the outcome in the first infringement suit against Pittway, the Company and Pittway jointly stipulated on December 17, 1999, that the second suit be dismissed with prejudice.

         In addition, the Company experiences routine litigation in the normal course of its business. The Company does not believe that any of this routine litigation will have a material adverse effect on the financial condition or results of operations of the Company.

9. PROFIT SHARING PLANS

         The Company contributes to certain defined contribution plans (the "Plans") which qualify under Section 401(k) of the Internal Revenue Code. Employees who meet minimum age and service requirements are eligible to participate in the Plans. The Company's contributions to the Plans were $234,000, $217,000 and $171,000 for the years ended December 31, 1999, 1998 and
1997, respectively. In addition, the Company recorded expenses related to the Plans of $22,000, $42,000 and $29,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

STOCKHOLDER RIGHTS PLAN
         In November 1996, the Company's Board of Directors declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of Common Stock payable to stockholders of record at the close of business on December 9, 1996. Each Right entitles the holder to purchase from the Company one-half of a share of Common Stock, or a combination of securities and assets of equivalent value, subject to adjustment, at a purchase price of $25.00. The Rights will only become exercisable on the tenth business day following (i) the public announcement that a person or group has acquired 20% or more of the Company's Common Stock; or (ii) the public announcement by a person or group of a tender or exchange offer that would result in ownership of 20% or more of the Company's Common Stock, unless such offer has been determined by the Company's Board, prior to the purchase of shares under such tender or exchange offer, to be fair to the Company's stockholders and in the best interests of the Company and its stockholders; or (iii) a determination by the Company's Board that a person is an Adverse Person and that such Person, alone or together with its affiliates, has become the beneficial owner of at least 15% of the Company's Common Stock. Prior to becoming exercisable, the Rights are redeemable at the discretion of the Company's Board and expire at the close of business on November 26, 2006. The proposed merger with SLC has been approved by the Company's Board.

STOCK INCENTIVE PLAN
         The Company's Long-Term Stock Incentive Plan (1992) (the "Stock Plan") provides for grants of up to 2,500,000 stock options, shares of restricted stock, restricted stock units and stock appreciation rights to officers, directors and other key employees. Options granted that are canceled or expire are available for grant in future periods. Stock option activity was as follows:

                                                 NUMBER OF      WEIGHTED-AVERAGE      WEIGHTED-AVERAGE
OPTIONS                                            SHARES        EXERCISE PRICE          FAIR VALUE
-------                                          ---------      ----------------      ----------------
Outstanding at December 31, 1996.........       1,191,159            $18.00

Granted..................................         366,000             14.26                 $5.94
Granted under exchange and
  repricing agreements...................         653,300             16.47                  6.69
Canceled.................................        (677,650)            25.22
Exercised................................        (153,782)             8.11
                                                ---------
Outstanding at December 31, 1997.........       1,379,027             13.84

Granted..................................         386,000             30.48                 12.61
Exercised................................        (114,630)             9.29
Canceled.................................         (30,050)            16.55
                                                ---------
Outstanding at December 31, 1998.........       1,620,347             18.08

Granted..................................         197,240             23.75                  8.92
Exercised................................        (184,268)            14.43
Canceled.................................         (19,900)            25.62
                                                ---------
Outstanding at December 31, 1999.........       1,613,419             19.09
                                                =========

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ---------------------------------------------------     ------------------------------
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                          WEIGHTED-
                               NUMBER            REMAINING            AVERAGE           NUMBER           AVERAGE
                             OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
                             -----------     ----------------     --------------     -----------     --------------
     RANGE OF
EXERCISE PRICES
---------------
$5.00 to $7.50..........        203,709          3.2 years           $  5.31           203,709           $  5.31
$14.125 to $23.75.......      1,002,810          7.4 years             17.40           725,748             16.91
$25.75 to $32.25........        406,900          7.8 years             30.18           267,600             30.02
                              ---------                                              ---------
$5.00 to $32.25.........      1,613,419          7.0 years             19.09         1,197,057             17.87
                              =========                                              =========

         Options vest over periods up to seven years from the date of grant and expire at various periods up to August 2009. All options were granted with an exercise price equal to or exceeding the fair value of the Company's Common Stock at the date of grant. Upon termination of employment, options not exercisable expire. In connection with the merger with SLC, substantially all unvested options would vest upon consummation of the merger, excluding 94,740 of Series C Stock Options granted in 1999, which would vest over a three year period.

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

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions of no dividend yield; expected volatility of 37.2%, 33.1% and 30.7%; expected option holding periods of 4.0, 5.6 and 5.3 years; and risk-free interest rates of 5.97%, 5.66% and 6.81% for 1999, 1998 and 1997, respectively.

                                                 1999          1998        1997
                                                 ----          ----        ----
Net income (in thousands)      As Reported     $13,352       $14,230      $7,604
                               Pro forma        11,788        12,966       6,929
Basic earnings per share       As Reported     $  1.58       $  1.68      $  .91
                               Pro forma          1.39          1.53         .83
Diluted earnings per share     As Reported     $  1.52       $  1.61      $  .87
                               Pro forma          1.35          1.47         .80

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

                                       /s/ PricewaterhouseCoopers LLP
                                       ------------------------------------
                                       PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 17, 2000

                             ITI TECHNOLOGIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                     BALANCE
                                                   AT BEGINNING    CHARGED TO                      AT END
          DESCRIPTION                               OF PERIOD       EXPENSE       DEDUCTIONS      OF PERIOD
------------------------------------                ---------       -------       ----------      ---------
Allowance for Doubtful Accounts          1997     $  900,000      $  657,000      $  512,000     $1,045,000
                                         1998      1,045,000         399,201         299,201      1,145,000
                                         1999      1,145,000       1,473,739       1,623,739        995,000

Allowance for Notes Receivable           1997     $   75,000      $   35,000           ---       $  110,000
                                         1998        110,000          43,460      $   53,460        100,000
                                         1999        100,000         105,000           ---          205,000

Allowance for Inventory Obsolescence     1997     $1,400,000      $  388,000      $  128,000     $1,660,000
                                         1998      1,660,000          39,500         339,500      1,360,000
                                         1999      1,360,000          75,000           ---        1,435,000

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

            NAME                              TITLE                    DATE
            ----                              -----                    ----

                                Chairman, President, Chief
     /s/ Thomas L. Auth         Executive Officer and Director    March 29, 2000
-----------------------------   (principal executive officer)



/s/ W. Wallace McDowell, Jr.    Director                          March 29, 2000
-----------------------------



        /s/ Joe Hurst           Director                          March 29, 2000
-----------------------------



     /s/ Perry J. Lewis         Director                          March 29, 2000
-----------------------------



       /s/ Sangwoo Ahn          Director                          March 29, 2000
-----------------------------



  /s/ Walter R. Barry, Jr.      Director                          March 29, 2000
-----------------------------


                                Vice President, Finance
    /s/ Jack A. Reichert        (principal financial and          March 29, 2000
-----------------------------   accounting officer)

                                INDEX TO EXHIBITS

     EXHIBIT
        NO.        DESCRIPTION OF EXHIBIT
     -------       ----------------------

       10.1        Letter Agreement dated March 7, 2000, between
                   ITI Technologies, Inc. and SLC Technologies, Inc. extending the upset date to April 28, 2000.

       10.2 Amendment to Agreement and Plan of Merger and Reorganization dated March 9, 2000, between ITI Technologies, Inc. and
                   SLC Technologies, Inc.

       23.1        Consent of PricewaterhouseCoopers LLP

       27.1        Financial Data Schedule (for electronic filing purposes only)