Form 10-Q
period 2000-03-31
ITI TECHNOLOGIES INC
filed 2000-04-24
CIK 930542

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number              0-24900
                      ----------------------------------------------------------

                             ITI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-1340453
--------------------------------------      ------------------------------------
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

         As of April 18, 2000, there were 8,536,592 shares of common stock outstanding.


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX                                 PAGE
                                      -----                                 ----

PART I --    FINANCIAL INFORMATION

             Item 1 --         Consolidated Financial Statements              3

             Item 2 --         Management's Discussion and Analysis          10
                               of Financial Condition and Results
                               of Operations

PART II      OTHER INFORMATION

             Item 1 --         Legal Proceedings                             14

             Item 5 --         Other Information                             14

             Item 6 --         Exhibits and Reports on Form 8-K              14

             Signatures                                                      15


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                             2000           1999
                                                             ----           ----
                                                                (UNAUDITED)
Net sales ...........................................    $    31,528    $    27,829
Cost of goods sold ..................................         16,603         14,829
                                                         -----------    -----------
Gross profit ........................................         14,925         13,000
Operating expenses:
      Marketing, general and administrative .........          6,449          5,280
      Research and development ......................          2,341          1,983
      Amortization of intangible assets .............            353            353
                                                         -----------    -----------
Operating income ....................................          5,782          5,384
Other income:
      Interest, net .................................            855            256
      Other, net ....................................              6              5
                                                         -----------    -----------
Income before income tax expense ....................          6,643          5,645
Income tax expense ..................................          2,455          2,034
                                                         -----------    -----------
Net income ..........................................    $     4,188    $     3,611
                                                         ===========    ===========
Per share amounts:
Basic ...............................................    $       .49    $       .43
Weighted average common shares
      outstanding ...................................          8,534          8,420

Diluted .............................................    $       .47    $       .41
Weighted average common and common
      equivalent shares outstanding .................          8,902          8,853


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2000             1999
                                                                 ------------     ------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..............................    $     10,992     $      9,741
     Accounts receivable ....................................          20,397           20,038
     Notes receivable, current portion ......................          12,456            6,897
     Inventories ............................................          24,766           23,887
     Deferred income taxes ..................................           1,950            1,950
     Other current assets ...................................           1,017            1,580
                                                                 ------------     ------------
        Total current assets ................................          71,578           64,093

Notes receivable-dealer financing, net of current portion ...           8,060           12,673
Property and equipment ......................................          12,696           13,108
Excess of cost over net assets acquired .....................          26,571           26,772
Other intangible assets .....................................          15,289           15,464
                                                                 ------------     ------------
        Total assets ........................................    $    134,194     $    132,110
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................    $      4,145     $      5,652
     Accrued wages ..........................................           1,838            2,104
     Income taxes payable ...................................           1,860            2,420
     Other accrued expenses .................................           1,947            1,783
                                                                 ------------     ------------
        Total current liabilities ...........................           9,790           11,959
Income taxes ................................................           5,745            5,745
                                                                 ------------     ------------
        Total liabilities ...................................          15,535           17,704
                                                                 ------------     ------------

Commitments and contingencies

Stockholders' equity:
     Common stock ($0.01 par value; 30,000 shares authorized;
        9,493 shares issued, 8,536 shares outstanding at
        March 31, 2000; 9,489 shares issued, 8,532 shares
        outstanding at December 31, 1999) ...................              95               95
     Additional paid-in capital .............................          80,078           80,013
     Retained earnings ......................................          53,865           49,677
     Treasury stock, at cost (957 shares at March 31, 2000
        and December 31, 1999) ..............................         (15,379)         (15,379)
                                                                 ------------     ------------
        Total stockholders' equity ..........................         118,659          114,406
                                                                 ------------     ------------
        Total liabilities and stockholders' equity ..........    $    134,194     $    132,110
                                                                 ============     ============


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                             ITI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE THREE
                                                                            MONTHS ENDED
                                                                              MARCH 31,
                                                                   -----------------------------
                                                                        2000            1999
                                                                        ----            ----
OPERATING ACTIVITIES:                                                        (UNAUDITED)
Net income ....................................................    $      4,188     $      3,611
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of intangible assets ........................             414              379
     Depreciation and amortization ............................             720              600
     Provision for doubtful accounts ..........................             262              207
     Changes in operating assets and liabilities:
          Accounts receivable .................................            (621)          (1,711)
          Inventories .........................................            (879)            (412)
          Notes receivable-dealer financing ...................            (946)          (1,577)
          Other current assets ................................             563               56
          Accounts payable ....................................          (1,507)          (1,696)
          Income taxes payable ................................            (560)             978
          Accrued wages and other accrued expenses ............            (102)             296
                                                                   ------------     ------------
Net cash provided by operating activities .....................           1,532              731
                                                                   ------------     ------------

INVESTING ACTIVITIES:
Additions to property and equipment ...........................            (308)          (1,962)
Additions to other intangible assets ..........................             (38)            (102)
Issuance of notes receivable related to dealer financing ......                             (909)
                                                                   ------------     ------------
Net cash used in investing activities .........................            (346)          (2,973)
                                                                   ------------     ------------

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options ................              65            1,551
                                                                   ------------     ------------
Net cash provided by financing activities .....................              65            1,551
                                                                   ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .........................................           1,251             (691)
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD ...................................           9,741            5,594
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD .........................................    $     10,992     $      4,903
                                                                   ============     ============


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements for the three-month periods ended March 31, 2000 and 1999, reflect, in the opinion of management of ITI Technologies, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's stockholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC stockholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC stockholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's shareholders. A special stockholders meeting to consider and vote upon a proposal to approve the merger is scheduled for May 2, 2000.


--------------------------------------------------------------------------------

3.       NOTES RECEIVABLE - DEALER FINANCING

         The Company provides extended payment terms on product sales and other financing to qualified dealers in the form of notes receivable. This dealer financing is generally accomplished through the exchange of the dealer customer trade account receivable for a secured note receivable. These notes receivable are secured by a perfected security interest in the dealers' monitoring contracts that have value in excess of the underlying note receivable, as well as other collateral considerations. All notes are issued at market interest rates adjusted for credit and credit enhancements with varied repayment terms of between 9 and 72 months. The company accrues interest monthly and periodically reviews the carrying value of these notes receivable for non-collectibility and establishes appropriate allowances when necessary. Activity that relates to loans to dealers that finance the cost of equipment are treated as cash flows from operations in the accompanying consolidated statement of cash flows. Activity related to loans to dealers to purchase account portfolios in an effort to expand their business and other costs of the dealer are treated as investing activities in the accompanying consolidated statement of cash flows.

         As of March 31, 2000, and December 31, 1999, one customer participating in the Company's dealer financing program had a note receivable balance due to the Company of $10.4 million and $10.7 million, respectively.

4.       EARNINGS PER SHARE

         The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of stock options under the Company's Stock Option Incentive Plan.

         The effect of all dilutive stock options outstanding during the three-month periods ended March 31, 2000 and 1999, were included in the calculation of the diluted per share earnings. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2000 and 1999. The number of excluded stock options were approximately 340,000 for the three months ended March 31, 2000.


--------------------------------------------------------------------------------

5.       OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

                                                           March 31,       December 31,
                                                             2000              1999
                                                         ------------      ------------
                                                          (UNAUDITED)
Accounts receivable:
     Accounts receivable ...........................     $     21,667      $     21,033
     Allowance for doubtful accounts ...............           (1,270)             (995)
                                                         ------------      ------------
              Total ................................     $     20,397      $     20,038
                                                         ============      ============
Inventories:
     Raw materials .................................     $     11,707      $     10,941
     Allowance for obsolescence ....................           (1,477)           (1,435)
                                                         ------------      ------------
                                                               10,230             9,506
     Work-in-process ...............................            6,311             6,072
     Finished goods ................................            8,225             8,309
                                                         ------------      ------------
              Total ................................     $     24,766      $     23,887
                                                         ============      ============

Property and equipment:
     Machinery and equipment .......................     $     15,294      $     15,142
     Furniture and fixtures ........................            5,567             5,419
     Land, building and improvements ...............            3,300             3,292
                                                         ------------      ------------
                                                               24,161            23,853
     Accumulated depreciation and amortization .....          (11,465)          (10,745)
                                                         ------------      ------------
              Total ................................     $     12,696      $     13,108
                                                         ============      ============

Other intangible assets:
     Trademarks and trade names ....................     $     13,829      $     13,829
     Technology and patents ........................            1,703             1,671
     Customer lists ................................            3,007             3,007
     Other .........................................              632               626
                                                         ------------      ------------
                                                               19,171            19,133
     Accumulated amortization ......................           (3,882)           (3,669)
                                                         ------------      ------------
              Total ................................     $     15,289      $     15,464
                                                         ============      ============

Other accrued expenses:
     Warranty ......................................     $        550      $        550
     Professional fees .............................              461               404
     Other .........................................              936               829
                                                         ------------      ------------
              Total ................................     $      1,947      $      1,783
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

         The transaction, which will be treated as a purchase of the Company by SLC for accounting purposes, is structured as a stock-for-stock merger of SLC into the Company, with the Company issuing approximately 15.2 million shares to SLC. In addition, the Company's shareholders will have the right to elect to receive from the newly merged company $36.50 in cash at closing for each share of the Company's common stock, subject to the limitation that no more than 50% of the total number of shares of the Company's common stock issued and outstanding immediately prior to the closing be exchanged for cash. As a result of the transaction, SLC shareholders will have an approximate 63.5% ownership position in the new company on an equivalent share basis calculated under the treasury stock method without giving effect to the cash election. Assuming that 50% of the Company's outstanding common stock outstanding immediately prior to the closing is exchanged for cash, SLC shareholder's percentage of ownership would increase to approximately 78%. The merger has been approved by the Board of Directors of both companies and is subject to approval by the Company's shareholders. A special stockholders meeting to consider and vote upon a proposal to approve the merger is scheduled for May 2, 2000.


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

         NET SALES. Net sales increased $3.7 million, or 13.3%, from $27.8 million for the three months ended March 31, 1999, to $31.5 million for the three months ended March 31, 2000. Sales into the international markets, to distributors and to the Company's traditional dealers increased 42.8%, 13.7% and 8.2%, respectively, over the first quarter of 1999. Sales into the utility and commercial channels were flat compared to the prior year. The recent successful release of the Concord Express product was a contributor to the increase in dealer sales in the first quarter of 2000 over the first quarter of the prior year.

         GROSS PROFIT. Gross profit increased $1.9 million from $13.0 million the first quarter of 1999 to $14.9 million for the first quarter of 2000 and increased as a percentage of net sales from 46.7% to 47.3%. The increase in gross margin is due primarily to the leveraging of fixed manufacturing costs over the increased sales volume.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased from $5.3 million for the first quarter of 1999 to $6.4 million for the first quarter of 2000. The increase is primarily due to increased employment related costs associated with increased sales and customer service initiatives. In addition, the Company incurred $175,000 of expenses related to the proposed merger transaction with SLC.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased $358,000 from the first quarter of 1999 to $2.3 million for the first quarter of 2000. The increase for the period was primarily due to the Company's continued emphasis on research and new product development. The Company continued development on its Advent platform that is designed for the commercial burglary and fire markets. The Company is committed to maintaining a high level of product development efforts.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets remained constant at $353,000 for both the first quarter of 1999 and 2000.

         NET INTEREST INCOME. Net interest income increased from $256,000 for the first quarter of 1999 to $855,000 for the first quarter of 2000. The increase is primarily the result of additional participation in the dealer financing program. Interest earned under this program increased from $206,000 in 1999 to $667,000 in 2000. The Company's loan portfolio increased from $7.5 million at March 31, 1999 to $20.5 million at March 31, 2000. The Company also earns interest on funds held as cash and cash equivalents.

         INCOME TAX EXPENSE. Income tax expense increased from $2.0 million for the first quarter of 1999 to $2.5 million for the first quarter of 2000. The Company's effective tax rate for these periods varied from the federal statutory rate primarily due to state income taxes, net of federal benefit, and the non-deductibility for income tax purposes of the amortization of excess of cost over net assets acquired. The effective tax rate increased from 36% of pretax income in the first quarter of 1999 to 37% in the first quarter of 2000 due to certain non-deductible expenses related to the proposed merger with SLC.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations with cash from operations. For the three-month period ended March 31, 2000, $5.3 million of cash from operations was provided by net income and non-cash depreciation and amortization charges. Cash used in operations during the three-month period consisted primarily of a $1.5 million reduction in accounts payable, $946,000 for funding of the Company's dealer financing program and $1.6 million used for changes in other operating assets and liabilities, principally increases in accounts receivable and inventory.

         During the first three months of 2000, the Company invested $308,000 in property and equipment and had cash provided by the exercise of stock options, including the related tax benefit, of $65,000.

         A substantial amount of the Company's working capital is invested in accounts and notes receivable and inventories. The Company periodically reviews accounts and notes receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

         The Company believes that its current cash position, along with cash flows from operations and funds available through the Company's credit facility, will be adequate to fund its working capital and capital expenditure requirements, as a stand-alone company, for the foreseeable future. The proposed merger with SLC may impact future cash flow requirements.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

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

            (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000, or during the period from March 31, 2000, to the date of this Quarterly Report on Form 10-Q.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 24, 2000                  ITI TECHNOLOGIES, INC.



                                       By  /s/ Jack A. Reichert
                                          --------------------------------------
                                              Jack A. Reichert
                                              Vice President, Finance (principal
                                              financial and accounting officer)


--------------------------------------------------------------------------------
                                       14