Form 10-Q
period 2000-07-01
INTERLOGIX INC
filed 2000-08-15
CIK 930542

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JULY 1, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.

                         Commission File Number: 0-24900

                                INTERLOGIX, INC.
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                  06-1340453
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification number)


                 12345 SW LEVETON DRIVE, TUALATIN, OREGON 97062

              (Address of principal executive offices and zip code)

                                 (503) 691-7243

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES X        NO

     As of July 28, 2000 , number of outstanding shares of the Registrant's Common Stock was 19,444,737.

TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION........................................................................   3

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated balance sheets..................................................................   3

                  Consolidated statements of operations........................................................   4

                  Consolidated statements of stockholders' equity..............................................   5

                  Consolidated statements of cash flows........................................................   6

                  Notes to consolidated financial statements...................................................   7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........  15

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................  19

PART II           OTHER INFORMATION............................................................................  21

ITEM 1.           LEGAL PROCEEDINGS............................................................................  21

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................  21

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES..............................................................  21

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................  21

ITEM 5.           OTHER INFORMATION............................................................................  21

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.............................................................  21

SIGNATURE         .............................................................................................  23

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                INTERLOGIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                                                                                As of
                                                                                                 December 31,              July 1,
                                                                                                      1999                   2000

                                                                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................................              $   21.6                $   12.7
   Receivables .....................................................................                  78.2                   103.0
   Inventories .....................................................................                  40.5                    70.0
   Other ...........................................................................                   9.0                    10.8
                                                                                                  --------                --------
    Total current assets ...........................................................                 149.3                   196.5

PROPERTY, PLANT AND EQUIPMENT ......................................................                  33.0                    44.7

OTHER ASSETS (Note 5) ..............................................................                   6.5                    23.6

INTANGIBLES:
   Other intangible assets .........................................................                  15.0                   142.0
   Goodwill, net ...................................................................                 114.1                   200.7
                                                                                                  --------                --------
    TOTAL ASSETS ...................................................................              $  317.9                $  607.5
                                                                                                  ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ...............................................              $   --                  $   10.0
   Accounts payable ................................................................                  36.4                    34.6
   Accrued expenses ................................................................                  42.2                    39.4
                                                                                                  --------                --------
    Total current liabilities ......................................................                  78.6                    84.0

LONG-TERM DEBT .....................................................................                  71.3                   244.9
DEFERRED INCOME TAXES ..............................................................                  --                      42.3
OTHER NONCURRENT LIABILITIES .......................................................                   1.1                     4.3
                                                                                                  --------                --------
    Total liabilities ..............................................................                 151.0                   375.5
                                                                                                  --------                --------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 30,000,000 shares authorized,
     15,170,640 issued and outstanding at December 31, 1999; 60,000,000 shares
     authorized, 20,401,437 issued and 19,444,737 outstanding at July 1, 2000.......                   0.2                     0.2
   Paid-in-capital .................................................................                 122.6                   234.4
   Treasury shares, at cost, 956,700 shares ........................................                 (15.3)                  (15.3)
   Retained earnings ...............................................................                  67.3                    23.7
   Cumulative translation adjustment ...............................................                  (7.9)                  (11.0)
                                                                                                  --------                --------
    Total stockholders' equity .....................................................                 166.9                   232.0
                                                                                                  --------                --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................              $  317.9                $  607.5
                                                                                                  ========                ========



See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED

                                                     JULY 3,              JULY 1,                 JULY 3,                JULY 1,
                                                     1999                  2000                    1999                   2000


SALES ...................................     $        103.1       $          126.9        $          200.8        $          223.8

COST OF SALES ...........................               59.2                   75.8                   114.3                   132.8
                                              --------------       ----------------        ----------------        ----------------

     Gross Profit .......................               43.9                   51.1                    86.5                    91.0

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE .................................               27.6                   34.7                    55.8                    63.5

RESEARCH AND DEVELOPMENT EXPENSES
                                                         4.3                    6.2                     8.3                    11.0


AMORTIZATION OF INTANGIBLES .............                2.1                    4.7                     4.2                     7.1

ACQUIRED IN-PROCESS RESEARCH &
DEVELOPMENT (Note 10)
                                                        --                     37.8                    --                      37.8

RESTRUCTURING AND OTHER CHARGES (Note 11)
                                                        --                     10.8                    --                      11.1
                                              --------------       ----------------        ----------------        ----------------

     Operating Income (loss) ............                9.9                  (43.1)                   18.2                   (39.5)

OTHER (INCOME) EXPENSE:
     Interest expense, net ..............                1.2                    3.5                     2.3                     4.7
     Other, net .........................               (2.6)                    .2                    (2.3)                   (2.1)
                                              --------------       ----------------        ----------------        ----------------

     Income (loss) before taxes .........               11.3                  (46.8)                   18.2                   (42.1)

INCOME TAX PROVISION (BENEFIT)
                                                         5.0                   (1.3)                    8.5                     1.5
                                              --------------       ----------------        ----------------        ----------------

NET INCOME (LOSS) .......................     $          6.3       $          (45.5)       $            9.7        $          (43.6)
                                              ==============       ================        ================        ================

Net Income (Loss) per share:
   Basic ................................     $         0.41       $          (2.53)       $           0.64        $          (2.63)
   Diluted ..............................     $         0.41       $          (2.53)       $           0.64        $          (2.63)
Weighted Average Shares Outstanding:
   Basic ................................         15,170,640             17,988,097              15,170,640              16,571,670
   Diluted ..............................         15,261,664             17,988,097              15,261,664              16,571,670

See accompanying notes

                                INTERLOGIX, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)




                                            NUMBER OF     CAPITAL     TREASURY     PAID-IN     RETAINED   CUMULATIVE
                                             SHARES        STOCK       SHARES      CAPITAL     EARNINGS   TRANSLATION     TOTAL
                                            ---------     -------     --------     -------     --------   -----------     -----
Balance December 31, 1999 ..........       15,170,640     $  0.2     $ (15.3)     $  122.6     $  67.3      $  (7.9)     $  166.9
(Note 1)

Issue Common Stock in
connection with merger
transaction (Note 10) ..............        4,268,372       --          --           111.8        --           --           111.8

Comprehensive loss -
  Net loss .........................               --       --          --            --         (43.6)        --           (43.6)
  Currency translation adjustment ..               --       --          --            --          --           (3.1)         (3.1)
                                                                                                                         --------
    Total comprehensive loss .......               --       --          --            --          --           --           (46.7)
                                                                                                                         --------
Exercise of Stock Options ..........            5,725       --          --            --          --           --            --
                                           ----------     ------     -------      --------     -------      -------      --------

Balance July 1, 2000 ...............       19,444,737     $  0.2     $ (15.3)     $  234.4     $  23.7      $ (11.0)     $  232.0
                                           ==========     ======     =======      ========     =======      =======      ========





See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED

                                                                                                     JULY 3,                JULY 1,
                                                                                                       1999                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ..................................................................              $   9.7               $  (43.6)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities --
       Depreciation and amortization ..................................................                  8.9                   13.0
       Deferred income tax provision ..................................................                  0.3                   (1.9)
       Write-off of in-process R&D ....................................................                 --                     37.8
       Write-off of intangible assets (Note 11) .......................................                 --                      7.3
       Other ..........................................................................                 --                      0.3
       Changes in assets and liabilities, net of effects
         from acquisitions and divestitures --
           Accounts receivable ........................................................                 (1.8)                  (3.0)
           Inventories ................................................................                 (1.0)                  (5.1)
           Prepaid expenses ...........................................................                 (0.8)                  (1.4)
           Other assets ...............................................................                 (0.8)                  --
           Accounts payable ...........................................................                 (6.8)                  (6.7)
           Other accruals .............................................................                 (5.1)                  (8.2)
                                                                                                     -------               --------
       Net cash provided by (used in) operating activities ............................                  2.6                  (11.5)
                                                                                                     -------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, net of cash received ..................................................                 (7.5)                (170.3)
   Capital expenditures ...............................................................                (10.3)                  (8.7)
   Proceeds from sale of capital assets ...............................................                  0.2                    0.3
   Other, net .........................................................................                 (3.0)                  (2.4)
                                                                                                     -------               --------
      Net cash used in investing activities ...........................................                (20.6)                (181.1)
                                                                                                     -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...........................................................                 35.9                  261.0
   Repayment of long-term debt ........................................................                 (2.5)                 (77.0)
                                                                                                     -------               --------
     Net cash provided by financing activities ........................................                 33.4                  184.0
                                                                                                     -------               --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................                 (0.9)                  (0.3)
                                                                                                     -------               --------
     Net increase (decrease) in cash and cash equivalents .............................                 14.5                   (8.9)

CASH AND CASH EQUIVALENTS, beginning of period ........................................                 12.0                   21.6
                                                                                                     -------               --------

CASH AND CASH EQUIVALENTS, end of period ..............................................              $  26.5               $   12.7
                                                                                                     =======               ========





See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

I.   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW

     ITI Technologies, Inc. (the "Company"), a Delaware corporation, was incorporated in 1980. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company acquired all of the issued and outstanding stock of SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind Group Partners ("Berwind"), a private company. Since Berwind obtained a controlling interest in the Company, the merger transaction was accounted for as a reverse acquisition, or an acquisition of the Company by SLC (see discussion in Note 10 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of the Company included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

     SLC provided electronic and communication technology focused on security, fire protection, loss prevention and access control for residential and commercial users and to large, multinational companies. Prior to the merger with SLC, the Company was a public company that designed and manufactured wireless systems for residential and commercial security systems. The combined breadth of the Company following the merger is illustrated by the presence of sales and technical support operations in 27 countries and manufacturing and logistics operations in the United States, Europe, South Africa, Australia and China. Interlogix is represented by the following brand names: Aritech, Caddx, Casi-Rusco, ESL, Fiber Options, GBC, ITI, Kalatel, Sentrol, Supra and Tecom Systems.

     The weighted average common shares outstanding as well as common stock, paid-in capital and the other components of stockholders' equity have been retroactively restated to give effect to the recapitalization that occurred as a result of the reverse merger.

2.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements for the three and six month periods ended July 1, 2000 and July 3, 1999, reflect, in the opinion of management of the Company, all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999 was derived from SLC's audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2000, as amended on July 7, 2000.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   INVENTORIES

     Inventories are composed of:

                                               December 31, 1999                  July 1, 2000
                                               -----------------                  ------------

    Raw Materials                                           $21.6                        $35.5
    Work-in-process                                           5.5                         12.6
    Finished goods                                           17.0                         28.4
                                                            -----                        -----
                                                             44.1                         76.5
    Less:  Inventory reserve                                  3.6                          6.5

                                                            $40.5                        $70.0
                                                            =====                        =====



4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are composed of:

                                               December 31, 1999                  July 1, 2000
                                               -----------------                  ------------
    Land                                                  $   0.3                      $   0.3
    Buildings                                                 1.0                          1.8
    Machinery and equipment                                  47.7                         57.5
    Furniture and fixtures                                   26.9                         33.3
                                                          -------                      -------
                                                             75.9                         92.9
    Less: Accumulated depreciation                           42.9                         48.2
                                                          -------                      -------
                                                           $ 33.0                       $ 44.7
                                                          =======                      =======



5.   OTHER ASSETS

     Included in other assets is the long-term portion of notes receivable acquired with the acquisition of ITI Technologies, Inc. The Company provides financing to qualified dealers of wireless residential intrusion and fire systems to assist the dealers in expanding their business opportunities. The Company receives a perfected security interest in the dealers monitoring contracts as collateral for the notes. All notes are made at market interest rates adjusted for credit and collateral factors with repayment terms between 36 and 72 months.

     Notes receivable consists of the following:

                                                                    July 1, 2000
                                                                    ------------
        Notes receivable - dealer financing                                $21.0
        Less:  current portion                                               3.1
                                                                           -----
                                                                           $17.9
                                                                           -----

6.   OTHER INTANGIBLE ASSETS

     Other intangible assets are composed of:

                                                         December 31, 1999       July 1, 2000
                                                         -----------------       ------------
         Patents, Trademarks, and Other                            $  20.4          $    70.0
         Acquired Technology                                          12.1               91.8
                                                                   -------          ---------
                                                                      32.5              161.8
         Less:  Accumulated Amortization                            (17.5)              (19.8)
                                                                   -------          ---------
                                                                   $  15.0          $   142.0
                                                                   =======          =========



7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          December 31, 1999        July 1, 2000
                                                          -----------------        ------------
         Revolving credit facility                                  $  69.3              $153.0
         Term facility                                                   -                100.0
         Other                                                         2.0                  1.9
                                                                    -------              ------
                                                                       71.3               254.9
         Less:  current portion                                          -                 10.0
                                                                    -------              ------
                                                                    $  71.3              $244.9
                                                                    =======              ======



     Effective with the merger transaction described in Note 1, the Company entered into a $325.0 million senior, secured credit facility which provides (i) a revolving facility in the amount of $225.0 million and (ii) a term facility in the amount of $100.0 million. The credit facility bears interest, at the discretion of the Company, at either: (a) the greater of the Prime Rate, or the Federal Funds Effective Rate plus 0.5%, or (b) LIBOR, plus the applicable margin, which can range from 0.25% to 1.75%.

     The revolving facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility was used to finance the merger transaction and to refinance SLC's previous bank debt obligations. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%.
     The credit facility contains certain covenants that must be maintained by the Company. At July 1, 2000, the Company was in compliance with the covenants of the credit agreement. The Company incurred debt issue costs of $3.8 million which are being amortized over the life of the credit facility.

8.   EARNINGS PER SHARE

     Basic EPS is computed by dividing net income available to common stockholders by the actual weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, which only includes stock options for the Company. For periods prior to May 2, 2000, shares outstanding include only the common stock and stock options of SLC. Due to the fact that operating losses were incurred in the three and six months ended July 1, 2000, the weighted average number of shares used in the EPS calculation is the same for basic and diluted EPS. As discussed in Note 1, the weighted-average common shares outstanding have been retroactively restated to give effect to the recapitalization which occurred as a result of the merger transaction.

     The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS:

                                                Three Months ended               Six Months ended
                                                ------------------               ----------------
                                         July 3, 1999   July 1, 2000    July 3, 1999      July 1, 2000
                                         ------------   ------------    ------------      ------------
     Basic                                15,170,640     17,988,097       15,170,640       16,571,670
     Dilutive impact of options               91,024              -           91,024                -
                                          ----------     ----------       ----------       ----------
     Diluted                              15,261,664     17,988,097       15,261,664       16,571,670
                                          ==========     ==========       ==========       ==========



9.   SEGMENT REPORTING

     The Company operates its business on a geographic basis with two reportable segments which include the Americas (North, Central and South America) and Europe (Europe and Africa). Included in the Other category, are: (1) the sales of the Asia Pacific segment which are not material, (2) intersegment eliminations, and (3) costs related to the corporate function which are not allocated to the segments.

     The Company evaluates the performance of its operating segments based on operating profit, excluding amortization expense, management fees, intercompany commissions paid on foreign sales and certain corporate charges. Sales are determined based on the geographic segment within which the customer is located.

                                                                 Six Months ended
                                                                 ----------------
                                                        July 3, 1999        July 1, 2000
                                                        ------------        ------------
     SALES:
     Americas-
              Customer .......................            $  125.5           $  146.2
              Intersegment ...................                12.7               14.3
     Europe-
              Customer .......................                70.9               67.9
              Intersegment ...................                 0.4                0.5
     Other ...................................                (8.7)              (5.1)
                                                          --------           --------
     Total Sales .............................            $  200.8           $  223.8
                                                          ========           ========
     OPERATING INCOME:
     Americas.................................            $   18.5           $   17.6
     Europe ..................................                 9.3                5.3
     Other ...................................                (2.2)               0.6
                                                          --------           --------
     Segment Operating Income ................            $   25.6           $   23.5*
                                                          ========           ========

     *excludes non-recurring charges and adjustments of $48.9 million.

                                                                          Six Months ended

                                                           July 3, 1999                     July 1, 2000
     Reconciliation:
          Segment operating income                            $25.6                            $23.5
          Amortization expense                                (4.2)                            (7.1)
          Export sales omissions                              (1.4)                            (0.7)
          Other management fees                               (1.4)                            (1.0)
          Restructuring & other charges                         ___                           (11.1)
          Acquired in-process
          research & development                                ___                           (37.8)
          Other expenses & corporate
          charges                                              (0.4)                            (5.3)
                                                               -----                           ------
          Operating income (loss) per
          Statement of Operations                              $18.2                          ($39.5)
                                                               =====                           ======






                                                     December 31, 1999                  July 1, 2000
     TOTAL ASSETS:

     Americas                                                $188.6                           $493.1
     Europe                                                    81.9                             80.5
     Other                                                     47.4                             33.9
                                                             ------                           ------
     Total Assets                                            $317.9                           $607.5
                                                             ======                           ======



10.  BUSINESS COMBINATION

     As discussed in Note 1 to the financial statements, the Company completed the merger transaction of SLC into ITI Technologies, Inc. on May 2, 2000. The merger agreement provided for the exchange of 15.17064 shares of common stock of ITI Technologies, Inc. for each of the issued and outstanding shares of common stock and stock options of SLC. In addition, under the terms of the merger agreement, the stockholders of ITI exchanged approximately 50% of the common stock and stock options outstanding prior to the transaction for cash equal to $36.50 per share or $174.5 million in the aggregate. The remaining 4,268,372 million shares of the Company's common stock that remained outstanding was treated for accounting purposes as having been issued by SLC as of May 2, 2000. Upon completion of the transaction, Berwind, the sole stockholder of SLC, owned approximately 15.2 million shares, or 78%, of common stock of the combined company. In accordance with generally accepted accounting principles, the Company will account for the merger using the purchase method of accounting as a reverse merger since Berwind obtained a controlling interest in the Company. Consequently, the Company is treated as being acquired by SLC for accounting purposes. Accordingly, the financial statements of the Company consist of the historical results of SLC with purchase accounting being applied to the accounts of the Company prior to May 2, 2000. ITI's results have been included in the accompanying financial statements beginning on May 2, 2000, the effective date of the merger.

     The total purchase price of $289.8 million for accounting purposes allocated to assets acquired and liabilities assumed was computed based on the following:

     - The closing price of ITI Technologies, Inc. common stock of $24.1875 on May 2, 2000 for approximately 50% of the outstanding common stock and stock options of ITI.

     - The cost of the exchange of ITI Technologies, Inc. common stock and options of $174.5 million based on a cash price of $36.50 per share, and

     -    The estimated direct expenses of the transaction.

     In connection with the merger, the Company recorded the assets and liabilities of ITI Technologies, Inc. at their estimated fair market value. The excess of the total consideration paid for ITI Technologies, Inc. over the fair value of assets acquired less liabilities assumed of $95.1 million was recognized as goodwill. In addition, the Company recorded identifiable intangible assets of $127.7 million. Goodwill will be amortized over a 20-year period. The identifiable intangible assets will be amortized over the estimated useful lives ranging from 7 to 20 years. In addition, the Company recorded a non-recurring charge of $37.8 million related to the write-off of the purchased in-process research and development acquired in the merger. The charge was recorded during the three months ended July 1, 2000. The amount of the charge was based on the purchase price allocation and a valuation of existing technology and technology in process. The charge for the in-process research and development equaled its estimated current fair value based on risk-adjusted cash flows of specifically identified technologies for which technological feasibility has not been established nor alternative uses exist. The acquired in-process research and development relates primarily to development of control panels and hardware and software platforms for use in residential security systems.

     The purchase price was allocated to the acquired assets and assumed liabilities in the accompanying financial statements as follows:

         Book value of ITI Technologies, Inc. net of goodwill...................            $94.6
         Other, net.............................................................             (8.8)
         Deferred income taxes..................................................            (41.4)
         Acquired technology....................................................             80.2
         Trademarks and marketing assets........................................             32.3
         In-process research and development....................................             37.8
         Goodwill...............................................................             95.1
                                                                                            -----
                                                                                           $289.8
                                                                                           ======



     The preliminary purchase price allocation may be revised up to one year from the date of acquisition. Adjustments to the preliminary purchase price allocation may occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The Company is evaluating how the acquired operations will be integrated into its overall business strategy and is in the process of developing a plan for restructuring those operations. It is possible that the integration plan, when finalized, will impact the preliminary purchase price allocation.

     The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the merger had been completed as of January 1, 1999. The pro forma data gives effect to actual operating results prior to the merger and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in the pro forma data. The pro forma data amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         ------------------                        ----------------
                                                    JULY 3,              JULY 1,             JULY 3,            JULY 1,
                                                     1999                 2000                1999               2000
                                               --------------       ------------        -------------       --------------
Sales ................................         $        132.5              136.3        $       258.1       $        264.8

Gross Profit .........................                   57.7               56.7                113.3                111.5

Operating Income (loss) ..............                    8.9               (4.6)                20.2                  2.3

Net Income (loss) ....................         $          3.2       $       (7.9)       $         5.9       $         (6.0)

Net Income (loss) per Share:
Basic ................................         $          .16       $       (.41)       $         .31       $          (.31)
Diluted ..............................         $          .16       $       (.41)       $         .30       $          (.31)
Weighted Average Shares:
Basic ................................             19,436,790         19,439,012           19,436,790           19,439,012
Diluted ..............................             19,565,765         19,439,012           19,704,966           19,439,012


     Included in operating income for the six months ended July 1, 2000 are restructuring and other unusual charges of $13.1 million (after tax amount of $10.7 million), management fees of $1.0 million (after tax amount of $0.6 million) and patent litigation costs of $0.5 million (after tax amount of $0.3 million). The unusual charges noted above include approximately $800,000 in unusual selling, general and administrative expenses and $1.2 million in additional cost of sales resulting from reducing inventory to its net realizable value. These items reduced diluted earnings per share by $.59.

     Included in operating income for the six months ended July 3, 1999 are patent defense charges of $4.1 million (net of tax amount of $2.6 million) and management fees of $1.4 million (net of tax amount of $0.9 million). These items reduced diluted earnings per share by $.18.

     The three months ended July 1, 2000 included $12.8 million in restructuring and other unusual charges, patent litigation costs of $0.5 million and management fees of $0.3 million. These items reduced diluted earnings per share by $.56.

     The three months ended July 3, 1999 include $4.1 million of patent defense costs and $0.7 million of management fees. These items reduced diluted earnings per share by $.16.

11.  RESTRUCTURING AND OTHER CHARGES

     In the first half of 2000, the Company adopted and implemented restructuring plans which resulted in pre-tax charges of $10.8 million and $0.3 million in the quarters ended July 1, 2000 and April 1, 2000, respectively. The restructuring was primarily initiated to reorganize the Company as a result of the merger transaction (see Note 10) and to increase profitability by improving competitiveness and productivity.

     The year to date charges recorded consisted of employee termination benefits of $3.0 million, asset impairment charges of $7.0 million and other costs of $1.1 million. The Company has accrued as part of the purchase price for the merger costs of $5.2 million for severance and other costs to exit certain activities (See Note 10). Management is in the process of finalizing its plans to exit these activities. The employee termination benefits relate primarily to severance and other benefits due approximately to 95 research and development and administrative positions and five executives in the Company. As of July 1, 2000, 63 employees had been terminated pursuant to this plan. Through July 1, 2000, the Company made payments against all restructuring and other reserves recorded of $1.1 million. The remaining reserves recorded in the accompanying consolidated balance sheet at July 1, 2000 were $8.2 million.

     The asset impairment charges recorded relate principally to the write-off of $6.2 million of goodwill associated with a business previously acquired by SLC. The principal product of this acquired business related to the intrusion control panel product line. Management has elected to discontinue manufacturing and sale of this product in favor of a superior control panel currently manufactured by the Company. Related to this decision, the Company also recorded a charge of $1.0 million in cost of sales to reduce inventory to its net realizable value.

12.  NON-CASH INVESTING ACTIVITIES

     The Company issued 15.2 million shares to Berwind in connection with the merger transaction.

13.  COMPREHENSIVE INCOME (LOSS):

     Following is a summary of comprehensive income (loss) for the six months ended July 1, 2000 and July 3, 1999:

                                                                  SIX MONTHS ENDED
                                                                  ----------------
                                                         JULY 3, 1999            JULY 1, 2000
                                                         ------------            ------------
     Net Income (loss)                                      $  9.7                 $  (43.6)
     Currency translation adjustment                          (5.7)                    (3.1)
                                                              -----                    -----
     Comprehensive income (loss)                            $  4.0                 $  (46.7)
                                                            ======                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ITI Technologies, Inc. (the "Company"), a Delaware corporation, was incorporated in 1980. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company acquired all of the issued and outstanding stock of SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind Group Partners ("Berwind"), a private company. Since Berwind obtained a controlling interest in the Company, the merger transaction was accounted for as a reverse acquisition of ITI Technologies, Inc. by SLC (see discussion in Note 10 to the consolidated financial statements), or an acquisition of the Company by SLC. Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of the Company included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999 AND FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

     The following table illustrates for the periods indicated, the percentages which certain items of income and expense are to net sales:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ------------------                  ----------------
                                                 JULY 3, 1999      JULY 1, 2000    JULY 3, 1999      JULY 1, 2000
                                                 ------------      ------------    ------------      ------------
 Sales....................................           100.0%              100.0%          100.0%            100.0%
                                                  ---------       -------------     -----------       -----------
 Gross Profit.............................            42.6%               40.3%           43.1%             40.6%
 Selling, General and Administrative......            26.8%               27.4%           27.8%             28.4%
 Research and Development.................             4.2%                4.9%            4.1%              4.9%
 Amortization of Intangibles..............             2.0%                3.7%            2.1%              3.2%
 Acquired in process R&D..................             -                  29.8%            -                16.9%
 Restructuring, and other charges.........             -                   8.5%            -                 4.9%
                                                  ---------       -------------     -----------       -----------
 Operating Income (loss)..................             9.6%              (34.0)%           9.1%            (17.7)%
 Interest Expense, net....................             1.2%                2.8%            1.1%              2.1%
 Other (Income) Expense, net..............            (2.5%)               0.1%           (1.1%)            (0.9)%
                                                  ---------       -------------     -----------       -----------
 Income (Loss) Before Taxes...............            10.9%              (36.9)%           9.1%            (18.8)%
 Income tax provision (benefit)...........             4.8%               (1.1)%           4.2%              0.7%
                                                  ---------       -------------     -----------       -----------
 Net Income (loss)........................             6.1%              (35.8)%           4.9%            (19.5)%
                                                  =========       =============     ===========       ===========

THREE AND SIX MONTHS ENDED JULY 1, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED JULY 3, 1999

     Sales. Sales increased from $103.1 million for the three months ended July 3, 1999 to $126.9 million for the three months ended July 1, 2000, which represents an increase of $23.8 million or 23.1%. Sales increased from $200.8 million for the six months ended July 3, 1999 to $223.8 million for the six months ended July 1, 2000, which represents an increase of $23.0 million or 11.5%. The increase in sales is due primarily to the merger on May 2, 2000, which contributed sales from the date of acquisition of $22.6 million for the three and six months ended July 1, 2000. Excluding the $22.6 million of sales added from the merger, sales would have increased by $1.2 million and $0.4 million for the three and six months ended July 1, 2000. Sales were negatively impacted during the period due to foreign currency translation adjustments and weakness in demand for corporate enterprise systems compared to 1999 where customer demand was influenced in the prior year in anticipation of year 2000 issues. In addition, lower demand than expected by a major United States distributor impacted sales. The impact of foreign currency adjustments reduced sales by $4.3 million and $8.8 million for the three and six months ended July 1, 2000.

     Gross Profit. Gross profit increased from $43.9 million for the three months ended July 3, 1999 to $51.1 million for the three months ended July 1, 2000, which represents an increase of $7.2 million, or 16.4%. As a percentage of sales, gross profit was 42.6% for the three months ended July 3, 1999 versus 40.3% for the three months ended July 1, 2000. Gross profit increased from $86.5 million for the six months ended July 3, 1999 to $91.0 million for the six months ended July 1, 2000, which represents an increase of $4.5 million, or 5.2%. As a percentage of sales, gross profit was 43.1% for the six months ended July 3, 1999 versus 40.6% for the six months ended July 1, 2000. The decrease in gross profit as a percentage of sales is due to a combination of factors. These factors include the write-off of inventory due to the decision to discontinue a product (see Note 11 to the consolidated financial statements) and the amortization of inventory write-up to fair value which had a combined impact of $2.8 million. Product mix and the impact of currency fluctuations relating to the current strength of the U.S. dollar to foreign currencies also impacted gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $27.6 million for the three months ended July 3, 1999 to $34.7 million for the three months ended July 1, 2000 which represents an increase of $7.1 million or 25.7%. As a percentage of sales, selling, general and administrative expenses were 26.8% for the three months ended July 3, 1999 versus 27.4% for the three months ended July 1, 2000. Selling, general and administrative expenses increased from $55.8 million for the six months ended July 3, 1999 to $63.5 million for the six months ended July 1, 2000 which represents an increase of $7.7 million or 13.8%. As a percentage of sales, selling, general and administrative expenses were 27.8% for the six months ended July 3, 1999 versus 28.4% for the six months ended July 1, 2000. The increase in selling, general and administrative expenses was due primarily to the inclusion of ITI as a result of the merger which added $5.7 million of expense. However, relative to sales, expenses have remained comparable for both periods. Management fees paid to Berwind were $1.0 million and $1.4 million during the six months ended July 1, 2000 and July 3, 1999. The fees paid to Berwind ceased upon completion of the merger.

     Research and Development Expenses. Research and development expenses increased from $4.3 million for the three months ended July 3, 1999 to $6.2 million for the three months ended July 1, 2000 which represents an increase of $1.9 million or 44.2%. As a percentage of sales, research and development expenses were 4.2% for the three months ended July 3, 1999 versus 4.9% for the three months ended July 1, 2000. Research and development expenses increased from $8.3 million for the six months ended July 3, 1999 to $11.0 million for the six months ended July 1, 2000 which represents an increase of $2.7 million or 32.5%. As a percentage of sales, research and development expenses were 4.1% for the six months ended July 3, 1999 versus 4.9% for the six months ended July 1, 2000. The increase in research and development expenses is due to a combination of the merger, which added $1.0 million of expense during the three and six month period from the acquisition date, and investment in new product development. The significant product development projects include: 1) a personal digital assistant based platform that combines residential key access and real estate agent productivity tools within one system, 2) an enhanced software interface for the Windows NT platform which will allow networking of computers within an access control system, and 3) an asset tracking and data management system utilizing radio frequency identification technology.

     Amortization of Intangible Assets. The amortization of intangible assets increased from $2.1 million for the three months ended July 3, 1999 to $4.7 million for the three months ended July 1, 2000 which represents an increase of $2.6 million or 125.1%. The amortization of intangible assets increased from $4.2 million for the six months ended July 3, 1999 to $7.1 million for the six months ended July 1, 2000 which represents an increase of $2.9 million or 68%. The increase in amortization of intangible assets is due principally to the addition of approximately $222.8 million of intangible assets, including goodwill, as a result of the merger. The intangible assets acquired include technology, patents, trademarks and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years. Additionally, an acquisition in July 1999 contributed to the incremental amortization expense.

     Acquired in-process R&D. The Company recorded a non-recurring charge of $37.8 million related to the write-off of the purchased in-process research and development acquired in the merger. The charge was recorded during the three months ended July 1, 2000. The amount of the charge was based on the purchase price allocation and a valuation of existing technology and technology in process. The charge for the in-process research and development equaled its estimated current fair value based on risk-adjusted cash flows of specifically identified technologies for which technological feasibility has not been established nor alternative uses exist.

     Restructuring and Other Charges. Upon the completion of the merger, the Company recorded a pre-tax charge of $11.1 million for costs and actions designed to increase profitability by improving competitiveness and productivity. The components of the restructuring charge include severance costs of $3.0 million and other costs of $1.1 million. In addition, asset impairment charges of $7.0 million principally relate to the elimination of redundant product lines. Planned workforce reduction consisted of approximately 100 positions primarily in research and development and administration of which 63 positions have been eliminated as of July 1, 2000. Through July 1, 2000, the Company made payments of $1.1 million related to the restructuring and other charges recorded.

     Net Interest Expense. Net interest expense increased from $1.2 million for the three months ended July 3, 1999 to $3.5 million for the three months ended July 1, 2000, which represents an increase of $2.3 million or 191.2%. Net interest expense increased from $2.3 million for the six months ended July 3, 1999 to $4.7 million for the six months ended July 1, 2000, which represents an increase of $2.4 million or 104.8%. The increase in interest expense is due to increased borrowings of $174.0 million used to finance the incremental debt associated with the merger.

     Other Income, Net. Other income, net of other expense, for the three months ended July 3, 1999 was net income of $2.6 million versus a net expense of $0.2 million for the three months ended July 1, 2000. Other income net of other expense for the six months ended July 3, 1999 was $2.3 million versus $2.1 million for the six months ended July 1, 2000. The primary contributor to other net income is from the settlement of independent patent infringement lawsuits in 1999 and 2000.

     Income Tax Provision (Benefit). Income tax expense was $5.0 million for the three months ended July 3, 1999 compared to a benefit of $1.3 million for the three months ended July 1, 2000, which represents a decrease of $6.3 million. Income tax expense decreased from $8.5 for the six months ended July 3, 1999 to $1.5 million for the six months ended July 1, 2000, which represents a decrease of $7.0 million. The decrease in income tax expense is attributed primarily to the tax benefit related to the restructuring charge recorded during the six months ended July 1, 2000. The effective tax rate was 2.7% and (3.6)% for the three and six month periods ended July 1, 2000, compared to effective tax rates of 44.2% and 46.7% for the three and six month periods ended July 3, 1999. The effective tax rate in 2000 is affected by the increase in non-deductible charges for goodwill and the acquired research and development related to the merger transaction. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

SEGMENT REPORTING

     Sales. Net customer sales for the Americas increased from $125.5 million to $146.2 million due to the inclusion of ITI results from the merger date. Adversely influencing sales in the Americas was an inventory stock level adjustment by a major customer of intrusion and fire systems. In addition, weakness in demand for electronic access control equipment to corporate enterprise customers impacted sales performance. Net shipments for Europe of $67.9 million were $3.0 million lower than the comparative period. Excluding the impact of foreign currency translation adjustments of $8.8 million, sales growth was 8.1% as compared to 1999.

     Operating Income. Operating income for the Americas of $17.6 million, or 11.0% of sales, compares with $18.5 million, or 13.3%, for the first six months of 1999. Adversely impacting operating margins in 2000 were reduced demand for electronic access control systems, increased customer support costs and product mix. In addition, increased expenses were directed at the market introduction of several new products. These products include a personal digital assistant based platform that combines residential key access and real estate productivity tools and an asset tagging system utilizing radio frequency identification technology.

     Operating income for Europe was $5.3 million, or 7.7% of sales. While the European operation has local manufacturing capability, several product lines are sourced from the U.S. The impact of the strengthening U.S. dollar on sourcing from the U.S. and the translation of foreign currency denominated results to the U.S. dollar has adversely impacted operating income by approximately $2.5 million. During 1999, spending was directed at building a technical support infrastructure to provide local support for the corporate enterprise systems business in Europe. This has resulted in increased operating expenses for the European operation.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     Cash flow from operations, supplemented with proceeds from debt financing historically has provided funding for the Company's capital spending and acquisition objectives. Cash flow from operations and financing activities are expected to meet the Company's resource requirements.

CAPITAL EXPENDITURES

     Capital expenditures for the six months ended July 1, 2000 were $8.7 million versus $10.3 million for the six months ended July 3, 1999. In 1999, the Company completed the implementation of a common information technology platform for the U.S. operations and invested in leasehold improvements related to two operating units moving into new facilities.

FINANCING AND CAPITAL STRUCTURE

     The Company entered into a $325 million senior, first priority, secured facility provided by a revolving facility in the amount of $225 million and a term facility in the amount of $100 million. At July 1, 2000, the Company had $72 million available to borrow under the revolving facility, and the full amount available under the term facility of $100 million had been borrowed. The credit facility also includes up to $10 million for letters of credit.

     The new credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. These credit facilities also contain financial and operating covenants and other restrictions with which the Company must comply.

WORKING CAPITAL

     Working capital, excluding cash, at July 1, 2000 was $99.8 million compared to $49.1 million, an increase of $50.7 million. The increase in working capital is due primarily to accounts receivable of $21.2 million and inventory of $23.9 million acquired in the merger.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This Statement is effective for fiscal years beginning after June 15, 2000 and will be reflected in the Company's financial statement beginning with the first quarter of 2001. The transition adjustment resulting from adopting this Statement shall be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

     Interlogix has not yet quantified the impacts of adopting the SFAS No. 133 on the financial statements or the risk management processes.

                           FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Interlogix. These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors discussed in Item 1 including the following:

-    uncertainties in realizing synergies of the merger;

- increases in competitive pressures among intrusion, fire protection, access control and integrated system companies;

- changes in or unexpected unfavorable general economic conditions in the states or countries in which Interlogix is doing business;

- change in currency exchange rates, particularly between the U.S. Dollar and the Euro;

- legislative or regulatory changes that adversely affect the businesses in which Interlogix is engaged;

- difficulties in the technical, operational and/or strategic integration of Interlogix; and

-    obsolescence of the technology of Interlogix.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. From time to time the Company utilizes interest rate swap agreements and forward exchange agreements to hedge a portion of these exposures. As of July 1, 2000 the Company was a party to interest rate swap agreements and was not a party to any foreign exchange agreements. The Company does not use derivatives or other financial instruments for trading purposes. Management of the Company believes the risk of incurring material losses related to credit risk is remote.

     The Company's derivative and other financial instruments consist of long-term debt (including current portion), interest rate swaps, foreign exchange-forward contracts, and foreign exchange-option contracts. At July 1, 2000 substantially all of the Company's debt was variable rate, however, $30 million of this debt has been effectively fixed with an interest rate swap. The Company receives floating rate amounts in exchange for fixed rate interest payments. The weighted average rate for the fixed rate payments is 5.86%. These swap contracts in effect at July 1, 2000, mature in 2005. A change in the interest rates on the variable portion of the debt portfolio impacts interest incurred and cash flows but does not impact the net financial instrument position. An increase of one percentage point in the effective interest rate on the Company's variable rate debt would increase the Company's interest expense by $ 2.2 million per year, based on the current level of variable debt outstanding. At July 1, 2000, the Company had borrowings of $253.0 million and $72.0 million available under its $325.0 million credit facility. At July 1, 2000, the interest rate charged for borrowings under the credit facility was 8.2%.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company is exposed to market risk from changes in foreign exchange rates. The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar, and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where it does business, thereby reducing the Company net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge firm and highly anticipated foreign currency cash flows. At July 1, 2000, the Company was not a party to any material foreign currency hedging instruments.

INFLATION

     The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, the Company operates in many international areas with both inflation and currency issues. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing the Company's plant and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the merger between ITI Technologies, Inc. and SLC Technologies, Inc., Interlogix amended its Certificate of Incorporation in order to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

         The principal purpose of the amendment was to provide a sufficient number of shares of common stock for issuance to SLC's sole stockholder in the merger and to authorize additional shares of common stock that may be issued upon approval by the board of directors of Interlogix without requiring stockholder approval in order to accommodate further issuances under employee benefits plans, for future equity financing, if any, and for use in connection with other acquisitions, if any.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2000 of the Company submitted the Agreement and Plan of Merger and Reorganization, dated as of September 28, 1999, as amended March 9, 2000 between ITI and SLC Technologies, Inc., and the merger of SLC into ITI, to a vote of its security holders at a special meeting.

     By voting upon the approval of the merger between ITI and SLC, the security holders also approved amendments to ITI's Certificate of Incorporation to change the name of ITI to Interlogix, Inc., the election of new members to the Board of Directors, to increase the number of authorized shares of ITI common stock to 60,000,000 and to opt out of Section 203 of the Delaware General Corporation Law.(1) In addition, the Company submitted the Interlogix, Inc. 2000 Stock Incentive Plan to its shareholders for their approval, which was obtained on May 2, 2000.(2)

Item (1)
  Votes For (% of shares represented)                  Votes Against                        Votes Abstained
  -----------------------------------                  -------------                        ---------------
                   6,514,889 (76.32%)                      16,754                                4,625



Item (2)
  Votes For (% of shares represented)                  Votes Against                        Votes Abstained
  -----------------------------------                  -------------                        ---------------
           5,485,218 (64.25%)                            1,038,730                               12,320




ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               The following exhibits are filed herewith:

               3.1 Certificate of Amendment, dated May 2, 2000, to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on May 12,
                    2000).

               4.1 Voting Agreement, by and among Berwind Group Partners, Thomas L. Auth and MLGA Fund II, L.P., dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on May 12, 2000).

               10.1 Employment Agreement, by and among Thomas L. Auth and ITI
                    Technologies, Inc., dated as of September 28, 1999.

               10.2 Separation Agreement, by and among Thomas L. Auth and the
                    Company, dated as of June 29, 2000.

               10.3 Credit Agreement, by and among SLC Technologies, Inc., PNC
                    Bank, The Bank of Nova Scotia, First Union National Bank, The Chase Manhattan Banks, National City Bank of Pennsylvania, Sun Trust Bank, Atlanta, The Bank of New York, Bank of America, N.A., Summit Bank, Commercial Bank, the Banks named therein and the Borrowers from time to time party thereto, dated as of November 17, 1999.

               10.4 Assumption Agreement, by the Registrant, delivered to PNC
                    Bank, National Association, as Administration agent, dated as of May 2, 2000.

               27.1 Financial Data Schedule.

               99.1 Interlogix, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11,
                    2000).

               99.2 SLC Technologies, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11,
                    2000).

          b.   Reports on Form 8-K

               Reports on Form 8-K were filed during the second quarter of 2000 as follows:

               (1) Report pursuant to Item 4. Changes in Registrant's Certifying Accountant, dated May 2, 2000 (filed May 9,
                    2000).

               (2) Report pursuant to Item 1. Changes in Control of Registrant and Item 2. Acquisition or Disposition of Assets, dated May 2, 2000 (filed May 12, 2000), amended July 7, 2000. Audited consolidated financial statements of SLC Technologies, Inc. as of December 31, 1999 and 1998 and for the three years ended December 31, 1999; and unaudited pro forma combined consolidated financial statements of ITI Technologies, Inc. and SLC Technologies, Inc., as of and for the year ended December 31, 1999 were filed with such report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERLOGIX, INC.


                                       By:  /s/ Kenneth L. Boyda
                                            ----------------------------
                                                    Kenneth L. Boyda
                                            President and Chief
                                            Executive Officer
                                           (principal executive officer)

                                       By:  /s/ John R. Logan
                                            ----------------------------
                                                    John R. Logan
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (principal financial and accounting
                                             officer)


                                       DATED: August 15, 2000
                                             ---------------------------


                                  EXHIBIT INDEX

Exhibit                    Description
3.1                 Certificate of Amendment, dated May 2, 2000, to the
                    Company's Certificate of Incorporation (incorporated by
                    reference to Exhibit 3.1 of the Company's Form 8-K, filed
                    with the Securities and Exchange Commission on May 12,
                    2000).

4.1                 Voting Agreement, by and among Berwind Group Partners,
                    Thomas L. Auth and MLGA Fund II, L.P., dated as of May 2,
                    2000 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed with the Securities and Exchange
                    Commission on May 12, 2000).

10.1                Employment Agreement, by and among Thomas L. Auth and ITI
                    Technologies, Inc., dated as of September 28, 1999.

10.2                Separation Agreement, by and among Thomas L. Auth and the
                    Company, dated as of June 29, 2000.

10.3                Credit Agreement, by and among SLC Technologies, Inc., PNC
                    Bank, The Bank of Nova Scotia, First Union National Bank,
                    The Chase Manhattan Banks, National City Bank of
                    Pennsylvania, Sun Trust Bank, Atlanta, The Bank of New York,
                    Bank of America, N.A., Summit Bank, Commercial Bank, the
                    Banks named therein and the Borrowers from time to time party thereto, dated as of November 17, 1999.

10.4                Assumption Agreement, by the Registrant, delivered to PNC
                    Bank, National Association, as Administration agent, dated as of May 2, 2000.

27.1                Financial Data Schedule.

99.1 Interlogix, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11,
                    2000).

99.2 SLC Technologies, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11,
                    2000).