Form 10-Q
period 2000-09-30
INTERLOGIX INC
filed 2000-11-13
CIK 930542

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.

                         Commission File Number: 0-24900
                                                 -------

                                INTERLOGIX, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    06-1340453
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


              114 WEST 7TH STREET, SUITE 1300, AUSTIN, TEXAS 78701

              (Address of principal executive offices and zip code)

                                 (512) 381-2760

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ___

           As of October 30, 2000, number of outstanding shares of the Registrant's Common Stock was 19,444,737.

================================================================================

TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION...........................................................................3

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated balance sheets.....................................................................3

                  Consolidated statements of operations...........................................................4

                  Consolidated statement of stockholders' equity..................................................5

                  Consolidated statements of cash flows...........................................................6

                  Notes to consolidated financial statements......................................................7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................20

PART II           OTHER INFORMATION..............................................................................22

ITEM 1.           LEGAL PROCEEDINGS..............................................................................22

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................22

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES................................................................22

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................22

ITEM 5.           OTHER INFORMATION..............................................................................22

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

SIGNATURE........................................................................................................23

PART I            FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS



                                INTERLOGIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                                                                  As of
                                                                                    ----------------------------------
                                                                                     December 31,       September 30,
                                                                                         1999               2000
                                                                                    ----------------------------------
                                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $   21.6          $   31.7
   Receivables                                                                               78.2             119.8
   Inventories                                                                               40.5              74.0
   Other                                                                                      9.0              11.4
                                                                                         --------          --------
    Total current assets                                                                    149.3             236.9

PROPERTY, PLANT AND EQUIPMENT                                                                33.0              46.9

OTHER ASSETS (Note 5)                                                                         6.5               6.5

INTANGIBLES:
   Other intangible assets                                                                   15.0             138.5
   Goodwill, net                                                                            114.1             197.5
                                                                                         --------          --------
    TOTAL ASSETS                                                                         $  317.9          $  626.3
                                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $   --            $   14.4
   Accounts payable                                                                          36.4              45.1
   Accrued expenses                                                                          42.2              43.8
                                                                                         --------          --------
    Total current liabilities                                                                78.6             103.3

LONG-TERM DEBT                                                                               71.3             242.0
DEFERRED INCOME TAXES                                                                        --                41.9
OTHER NONCURRENT LIABILITIES                                                                  1.1               4.2
                                                                                         --------          --------
    Total liabilities                                                                       151.0             391.4
                                                                                         --------          --------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 30,000,000 shares authorized,
     15,170,640 issued and outstanding at December 31, 1999; 60,000,000 shares authorized, 20,401,437 issued and 19,444,737 outstanding at September 30,
     2000                                                                                     0.2               0.2
   Paid-in-capital                                                                          122.6             234.6
   Treasury shares, at cost, 956,700 shares                                                 (15.3)            (15.3)
   Retained earnings                                                                         67.3              30.2
   Cumulative translation adjustment                                                         (7.9)            (14.8)
                                                                                         --------          --------
    Total stockholders' equity                                                              166.9             234.9
                                                                                         --------          --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  317.9          $  626.3
                                                                                         ========          ========


See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                ----------------------------   ----------------------------
                                                OCTOBER 2,     SEPTEMBER 30,   OCTOBER 2,     SEPTEMBER 30,
                                                   1999            2000          1999             2000
                                                   ----            ----          ----             ----

SALES                                           $    108.4      $    154.1     $    309.2      $    377.9

COST OF SALES                                         60.1            87.9          174.4           220.8
                                                ----------      ----------     ----------      ----------

     Gross Profit                                     48.3            66.2          134.8           157.1

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE                                               27.6            35.8           83.4            99.3

RESEARCH AND DEVELOPMENT EXPENSES                      4.5             6.0           12.8            17.0


AMORTIZATION OF INTANGIBLES                            2.3             5.7            6.5            12.8

ACQUIRED IN-PROCESS RESEARCH &
DEVELOPMENT (Note 10)                                 --              --             --              37.8

RESTRUCTURING AND OTHER CHARGES (Note 11)             --              --             --              11.1
                                                ----------      ----------     ----------      ----------

     Operating Income (loss)                          13.9            18.7           32.1           (20.9)

OTHER (INCOME) EXPENSE:
     Interest expense, net                             1.3             4.7            3.6             9.4
     Other, net                                       (0.3)             .9           (2.6)           (1.2)
                                                ----------      ----------     ----------      ----------

     Income (loss) before taxes                       12.9            13.1           31.1           (29.1)

INCOME TAX PROVISION                                   5.3             6.6           13.8             8.0
                                                ----------      ----------     ----------      ----------

NET INCOME (LOSS)                               $      7.6      $      6.5     $     17.3      $    (37.1)
                                                ==========      ==========     ==========      ==========

Net Income (Loss) per share:
   Basic                                        $      0.50     $      0.33    $      1.14     $     (2.12)
   Diluted                                      $      0.50     $      0.33    $      1.14     $     (2.12)
Weighted Average Shares Outstanding:
   Basic                                         15,170,640      19,444,737     15,170,640      17,525,864
   Diluted                                       15,261,664      19,532,479     15,261,664      17,525,864


See accompanying notes

                                INTERLOGIX, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          NUMBER OF       CAPITAL    PAID-IN      TREASURY     RETAINED    CUMULATIVE
                                           SHARES          STOCK     CAPITAL       SHARES      EARNINGS    TRANSLATION      TOTAL
                                   ------------------------------------------------------------------------------------------------

Balance December 31, 1999 (Note 1)       15,170,640       $  0.2     $  122.6     $ (15.3)     $  67.3      $   (7.9)     $  166.9

Issue Common Stock in connection
with merger transaction (Note 10)         4,268,372           --        111.8          --           --            --         111.8


Comprehensive loss (Note 13) -
   Net loss                                      --           --           --          --        (37.1)           --         (37.1)
   Currency translation adjustment               --           --           --          --           --          (6.9)         (6.9)
                                                                                                                            ------
     Total comprehensive loss                    --           --           --          --           --            --         (44.0)
                                                                                                                            ------

Exercise of Stock Options                     5,725           --           --          --           --            --            --
Compensation Expense                             --           --          0.2          --           --            --           0.2
                                         ----------       ------       ------       -----        -----        ------        ------

Balance September 30, 2000               19,444,737       $  0.2     $  234.6     $ (15.3)     $  30.2      $  (14.8)     $  234.9
                                         ==========       ======     ========     =======      =======      ========      ========






See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                     ------------------------------
                                                                     OCTOBER 2,       SEPTEMBER 30,
                                                                        1999              2000
                                                                      -------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                  $  17.3           $  (37.1)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities--
       Depreciation and amortization                                     13.9               23.0
       Deferred income tax provision                                      0.4               (2.5)
       Write-off of in-process R&D                                         --               37.8
       Write-off of intangible assets (Note 11)                            --                7.3
       Gain on sale of capital assets                                    (0.7)                --
       Other                                                               --                0.7
       Changes in assets and liabilities, net of effects
         from acquisitions and divestitures--
           Accounts receivable                                          (10.4)             (23.6)
           Inventories                                                   (2.3)              (9.0)
           Prepaid expenses                                              (0.4)              (0.6)
           Other assets                                                  (2.0)                --
           Accounts payable                                              (4.1)               3.7
           Other accruals                                                (3.7)              (5.2)
                                                                      -------           --------
       Net cash provided by (used in) operating activities                8.0               (5.5)
                                                                      -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, net of cash received                                    (21.0)            (170.3)
   Capital expenditures                                                 (14.1)             (14.6)
   Proceeds from sale of capital assets                                   1.3                0.1
   Proceeds from sale of notes receivable (note 5)                         --               20.8
   Other, net                                                            (4.0)              (5.6)
                                                                      -------           --------
      Net cash used in investing activities                             (37.8)            (169.6)
                                                                      -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                              34.3              267.8
   Repayment of long-term debt                                           (1.8)             (82.2)
                                                                      -------           --------
     Net cash provided by financing activities                           32.5              185.6
                                                                      -------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (0.7)              (0.4)
                                                                      -------           --------
     Net increase in cash and cash equivalents                            2.0               10.1

CASH AND CASH EQUIVALENTS, beginning of period                           12.0               21.6
                                                                      -------           --------

CASH AND CASH EQUIVALENTS, end of period                              $  14.0           $   31.7
                                                                      =======           ========


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

I.       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       OVERVIEW

         Interlogix, Inc., a Delaware corporation formerly known as ITI Technologies, Inc. (the "Company"), was incorporated in 1992. The Company was formed to acquire Interactive Technologies, Inc., which began operation in 1980. On May 2, 2000, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company acquired all of the issued and outstanding stock of SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind Group Partners ("Berwind"), a private company. Since Berwind obtained a controlling interest in the Company, the merger transaction was accounted for as a reverse acquisition, or an acquisition of the Company by SLC (see discussion in Note 10 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI Technologies, Inc. included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

         The Company provides electronic and communication technology hard-wire and wireless equipment focused on security, fire protection, loss prevention and access control for residential and commercial users and to large, multinational companies. The combined breadth of the Company following the merger is illustrated by the presence of sales and technical support operations in 27 countries and manufacturing and logistics operations in the United States, Europe, South Africa, Australia and China. Interlogix is represented by the following brand names: Aritech, Caddx, Casi-Rusco, ESL, Fiber Options, GBC, ITI, Kalatel, Sentrol, Supra and Tecom Systems.

         The weighted average common shares outstanding as well as common stock, paid-in capital and the other components of stockholders' equity have been retroactively restated to give effect to the recapitalization that occurred as a result of the reverse merger.

2.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements for the three and nine month periods ended September 30, 2000 and October 2, 1999, reflect, in the opinion of management of the Company, all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999 was derived from SLC's audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2000, as amended on July 7, 2000.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.       INVENTORIES

         Inventories are composed of:

                                                     December 31, 1999              September 30, 2000
                                                     -----------------              ------------------

         Raw Materials                                           $21.6                        $40.3
         Work-in-process                                           5.5                         12.7
         Finished goods                                           17.0                         27.9
                                                                 -----                        -----
                                                                  44.1                         80.9
         Less:  Inventory reserve                                  3.6                          6.9
                                                                 -----                        -----
                                                                 $40.5                        $74.0
                                                                 =====                        =====


4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are composed of:

                                                     December 31, 1999              September 30, 2000
                                                     -----------------              ------------------

         Land                                                    $ 0.3                        $ 0.3
         Buildings                                                 1.0                          1.9
         Machinery and equipment                                  47.7                         58.9
         Furniture and fixtures                                   26.9                         36.9
                                                                 -----                        -----
                                                                  75.9                         98.0
         Less: Accumulated depreciation                           42.9                         51.1
                                                                 -----                        -----
                                                                 $33.0                        $46.9
                                                                 =====                        =====


5.       SALE OF NOTES RECEIVABLE

         Notes receivable consisted of notes issued to the Company by qualified dealers of wireless residential intrusion and fire systems for loans by the Company to assist the dealers in expanding their business opportunities. The Company received a perfected security interest in the dealers monitoring contracts as collateral for the notes. All notes are made at market interest rates adjusted for credit and collateral factors with repayment terms between 36 and 72 months. These notes were recorded at fair value at the date of the acquisition in accordance with APB 16.

         On September 29, 2000, the Company completed the sale of notes with a net book value of $21.5 million to an independent party. The initial proceeds received from the sale were $21.0 million and had no effect on net income reported during the period. In addition, $1.5 million has been placed in escrow for a period of up to 2 years to cover losses incurred by the counterparty associated with defaults or prepayments on the notes sold. The escrow balance is reported in other assets in the September 30, 2000 balance sheet. This retained interest is carried at fair value and is included in other current assets in the Consolidated Balance Sheet. The net proceeds from the sale of notes will be used to reduce debt.

         The remaining unsold balance of the notes receivable consists of the following:

                                                           September 30, 2000
                                                    ---------------------------------

         Notes receivable - dealer financing                        0.5
         Less:  current portion                                     0.3
                                                                    ---
                                                                    0.2
                                                                    ===




6.       OTHER INTANGIBLE ASSETS

         Other intangible assets are composed of:

                                                       December 31, 1999              September 30, 2000
                                                     ----------------------         -----------------------

         Patents, Trademarks, and Other                           $ 20.4                     $  69.9
         Acquired Technology                                        12.1                        91.1
                                                                    ----                     -------
                                                                    32.5                       161.0
         Less:  Accumulated Amortization                            17.5                        22.5
                                                                   -----                        ----
                                                                  $ 15.0                     $ 138.5
                                                                  ======                     =======




7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                    December 31, 1999                September 30, 2000
                                                   ---------------------            ----------------------

         Revolving credit facility                             $ 69.3                       $152.0
         Term facility                                             --                        100.0
         Other                                                    2.0                          4.4
                                                               ------                       ------
                                                                 71.3                        256.4
         Less:  current portion                                    --                         14.4
                                                               ------                       ------
                                                               $ 71.3                       $242.0
                                                               ======                       ======


         Effective with the merger transaction described in Note 1, the Company entered into a $325.0 million senior, secured credit facility that provides (i) a revolving facility in the amount of $225.0 million and
         (ii) a term facility in the amount of $100.0 million. The credit facility bears interest, at the discretion of the Company, at either:
         (a) the greater of the Prime Rate, or the Federal Funds Effective Rate plus 0.5%, or (b) LIBOR, plus the applicable margin, which can range from 0.25% to 1.75%.

         The credit facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%. The credit facility contains certain covenants that must be maintained by the Company. At September 30, 2000, the Company was in compliance with the covenants of the credit agreement. The Company incurred debt issue costs of $3.8 million which are being amortized over the life of the credit facility. On September 25, 2000, the credit facility was amended to permit the sale of the notes receivable described in Note 5.

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

         The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted
         EPS:

                                                Three Months ended                       Nine Months ended
                                        -----------------------------------     ------------------------------------
                                           October 2,     September 30,             October 2,      September 30,
                                           ----------     -------------             ----------      -------------
                                              1999            2000                     1999             2000
                                              ----            ----                     ----             ----

         Basic                             15,170,640      19,444,737               15,170,640       17,525,864

         Dilutive impact of options            91,024          87,742                   91,024               --
                                           ----------      ----------               ----------       ----------

         Diluted                           15,261,664      19,532,479               15,261,664       17,525,864
                                           ==========      ==========               ==========       ==========


         Since the Company has a net loss for the nine month period ended September 30, 2000, the potential effect of common stock equivalents would have an anti-dilutive effect. As a result, the average number of common shares outstanding is the same for purposes of computing basic and diluted EPS for the period.

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

         The Company evaluates the performance of its operating segments based on operating profit, excluding amortization expense, management fees, intercompany commissions paid on foreign sales and certain corporate charges. Sales are determined based on the geographic segment within which the customer is located. Results of Europe have been converted to United States dollars at the average exchange rate for the period.

                                                                         Nine Months ended
                                                          -------------------------------------------------
                                                          October 2, 1999                September 30, 2000
                                                          ---------------                ------------------
         SALES:
         Americas-
                  Customer                                      $195.2                           $261.3
                  Intersegment                                    19.4                             21.9
         Europe-
                  Customer                                       104.3                            100.7
                  Intersegment                                     0.7                              0.7
         Other                                                   (10.4)                            (6.7)
                                                                ------                           ------
         Total Sales                                            $309.2                           $377.9
                                                                ======                           ======
         OPERATING INCOME:
         Americas                                                $31.0                            $40.4
         Europe                                                   14.4                              7.9
         Other                                                    (2.2)                             1.2
                                                                ------                           ------
         Segment Operating Income                               $ 43.2                           *$49.5
                                                                ======                           ======


         *excludes non-recurring charges and adjustments of $48.9 million.

                                                                        Nine Months ended
                                                                        -----------------

                                                          October 2, 1999                September 30, 2000
                                                          ---------------                ------------------
         Reconciliation:
              Segment operating income                          $43.2                            $49.5
              Amortization expense                               (6.5)                           (12.8)
              Export sales omissions                             (1.9)                            (0.7)
              Other management fees                              (2.2)                            (1.0)
              Restructuring & other charges                        --                            (11.1)
              Acquired in-process
              research & development                               --                            (37.8)
              Other expenses, corporate charges
              & other merger related costs                       (0.5)                            (7.0)
                                                                -----                           ------
              Operating income per  Statement
              of Operations                                     $32.1                           $(20.9)
                                                                =====                           ======



                                                         December 31, 1999               September 30, 2000
                                                         -----------------               ------------------
         TOTAL ASSETS:

         Americas                                                $188.6                           $494.4
         Europe                                                    81.9                             80.5
         Other                                                     47.4                             51.4
                                                                 ------                           ------
         Total Assets                                            $317.9                           $626.3
                                                                 ======                           ======


10.      BUSINESS COMBINATION

         As discussed in Note 1 to the financial statements, the Company completed the merger transaction of SLC into ITI Technologies, Inc. on May 2, 2000. The merger agreement provided for the exchange of 15.17064 shares of common stock of ITI Technologies, Inc. for each of the issued and outstanding shares of common stock and stock options of SLC. In addition, under the terms of the merger agreement, the stockholders of ITI exchanged approximately 50% of the common stock and stock options outstanding prior to the transaction for cash equal to $36.50 per share or $174.5 million in the aggregate. The remaining 4,268,372 shares of the Company's common stock that remained outstanding was treated for accounting purposes as having been issued by SLC as of May 2, 2000. Upon completion of the transaction, Berwind, the sole stockholder of SLC, owned approximately 15.2 million shares, or 78%, of common stock of the combined company. In accordance with generally accepted accounting principles, the Company accounted for the merger using the purchase method of accounting as a reverse merger since Berwind obtained a controlling interest in the Company. Consequently, the Company is treated as being acquired by SLC for accounting purposes. Accordingly, the financial statements of the Company consist of the historical results of SLC with purchase accounting being applied to the accounts of ITI Technologies, Inc. ITI's results have been included in the accompanying financial statements beginning on May 2, 2000, the effective date of the merger.

         The total purchase price of $289.8 million for accounting purposes allocated to assets acquired and liabilities assumed was computed based on the following:

         o The closing price of ITI Technologies, Inc. common stock of $24.1875 on May 2, 2000 for approximately 50% of the outstanding common stock and stock options of ITI.

         o The cost of the exchange of ITI Technologies, Inc. common stock and options for $174.5 million based on a cash price of $36.50 per share, and

         o        The direct expenses of the transaction.

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

         The purchase price was allocated to the acquired assets and assumed liabilities in the accompanying financial statements as follows:

                 Net tangible assets....................................................            $94.6
                 Other, net.............................................................             (8.8)
                 Deferred income taxes..................................................            (41.4)
                 Acquired technology....................................................             80.2
                 Trademarks and marketing assets........................................             32.3
                 In-process research and development....................................             37.8
                 Goodwill...............................................................             95.1
                                                                                                   ------

                                                                                                   $289.8
                                                                                                   ======


         The purchase price allocation above may be revised up to one year from the date of acquisition. Adjustments to the purchase price allocation may occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of estimates of fair values made at the date of purchase. The Company is evaluating how the acquired operations will be integrated into its overall business strategy and is in the process of developing a plan for restructuring those operations. It is possible that the integration plan, when finalized, will impact the purchase price allocation.

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

                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                    -------------------------------          --------------------------------
                                      OCTOBER 2,       SEPTEMBER 30,          OCTOBER 2,         SEPTEMBER 30,
                                        1999                2000                1999                 2000
                                    -----------         -----------          -----------          -----------

Sales                               $     139.9               154.1          $     398.0          $     418.9

Gross Profit                               63.2                68.6                176.5                180.1

Operating Income                           17.7                21.1                 37.9                 23.4

Net Income                          $       7.6         $       8.0          $      13.6          $       2.0

Net Income per Share:
Basic                               $       .39         $       .41          $       .70          $       .10
Diluted                             $       .39         $       .41          $       .69          $       .10
Weighted Average Shares:
Basic                                19,436,790          19,444,737           19,436,790           19,444,737
Diluted                              19,486,340          19,532,479           19,606,806           19,669,320


         Included in operating income for the nine months ended September 30, 2000 are restructuring and other unusual charges of $13.1 million (after tax amount of $10.7 million), management fees of $1.0 million (after tax amount of $0.6 million) and patent litigation costs of $0.5 million (after tax amount of $0.3 million). The unusual charges noted above include approximately $0.8 million in selling, general and administrative expenses for merger related costs and $1.2 million in additional cost of sales to reduce certain inventory to its net realizable value. These items reduced diluted pro forma earnings per share by $0.59 for the nine months ended September 30, 2000. No further restructuring charges are anticipated for the remainder of 2000.

         Included in operating income for the nine months ended October 2, 1999 are patent defense charges of $4.1 million (after tax amount of $2.6 million) and management fees of $2.1 million (after tax amount of $1.3 million). These items reduced diluted pro forma earnings per share by $0.20. The three months ended October 2, 1999 includes $0.7 million of management fees, which reduced diluted pro forma earnings per share by $0.02.



11.      RESTRUCTURING AND OTHER CHARGES

         In the first half of 2000, the Company adopted and implemented restructuring plans that resulted in pre-tax charges of $10.8 million and $0.3 million in the quarters ended July 1, 2000 and April 1, 2000, respectively. The restructuring was primarily initiated to reorganize the Company as a result of the merger transaction (see Note 10) and to increase profitability by improving competitiveness and productivity.

         The year to date charges recorded consisted of employee termination benefits of $3.0 million, asset impairment charges of $7.0 million and other costs of $1.1 million. The Company has accrued as part of the purchase price for the merger costs of $5.2 million for severance and other costs to exit certain activities (See Note 10). Management is in the process of finalizing its plans to exit these activities. The employee termination benefits relate primarily to severance and other benefits paid or due to approximately 95 research and development and administrative positions and five executives in the Company. As of September 30, 2000, 83 employees had been terminated pursuant to this plan. Through September 30, 2000, the Company made payments against the restructuring and other reserves recorded of $2.5 million. The remaining reserves recorded in the accompanying consolidated balance sheet at September 30, 2000 were $6.8 million.

         The asset impairment charges recorded relate principally to the write-off of $6.2 million of goodwill associated with a business previously acquired by SLC. The principal product of this acquired business related to an intrusion control panel product line. Management has elected to discontinue manufacturing and sale of this product in favor of a superior control panel acquired in the merger transaction. Related to this decision, the Company also recorded a charge of $1.0 million in cost of sales to reduce inventory to its net realizable value.

12.      NON-CASH INVESTING ACTIVITIES

         The Company issued 15.2 million shares to Berwind in connection with the merger transaction.

13.      COMPREHENSIVE INCOME (LOSS):

         Following is a summary of comprehensive income (loss) for the nine months ended September 30, 2000 and October 2, 1999:

                                                                             NINE MONTHS ENDED
                                                                 -----------------------------------------
                                                                 OCTOBER 2, 1999        SEPTEMBER 30, 2000
                                                                 ---------------        ------------------

              Net Income (loss)                                      $ 17.3                  $ (37.1)
              Currency translation adjustment                          (3.4)                    (6.9)
                                                                     ------                  -------
              Comprehensive income (loss)                            $ 13.9                  $ (44.0)
                                                                     ======                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Interlogix, Inc., a Delaware corporation formerly known as ITI Technologies, Inc. (the "Company"), was incorporated in 1992. The Company was formed to acquire Interactive Technologies, Inc., which began operation in 1980. On May 2, 2000, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company acquired all of the issued and outstanding stock of SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind Group Partners ("Berwind"), a private company. Since Berwind obtained a controlling interest in the Company, the merger transaction was accounted for as a reverse acquisition, or an acquisition of the Company by SLC (see discussion in Note 10 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI Technologies, Inc. included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

         The following table illustrates for the periods indicated, the percentages which certain items of income and expense are to net sales:

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               -------------------------------     ---------------------------------
                                                OCTOBER 2,       SEPTEMBER 30,      OCTOBER 2,        SEPTEMBER 30,
                                                  1999               2000              1999               2000
                                                 ------             ------            ------            -------

Sales                                            100.0%             100.0%            100.0%             100.0%
                                                 -----              -----             -----              -----
Gross Profit                                      44.6%              42.9%             43.6%              41.6%
Selling, General and Administrative               25.5%              23.2%             27.0%              26.3%
Research and Development                           4.2%               3.9%              4.1%               4.5%
Amortization of Intangibles                        2.1%               3.7%              2.1%               3.4%
Acquired in process R&D                             --                 --                --               10.0%
Restructuring, and other charges                    --                 --                --                2.9%
                                                 -----              -----             -----              -----
Operating Income (loss)                           12.8%              12.1%             10.4%              (5.5)%
Interest Expense, net                              1.2%               3.0%              1.2%               2.5%
Other (Income) Expense, net                       (0.3%)              0.6%             (0.8%)             (0.3)%
                                                 -----              -----             -----              -----
Income (Loss) Before Taxes                        11.9%               8.5%             10.0%              (7.7)%
Income tax provision (benefit)                     4.9%               4.3%              4.4%               2.1%
                                                 -----              -----             -----              -----
Net Income (loss)                                  7.0%               4.2%              5.6%              (9.8)%
                                                 =====              =====             =====              =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED OCTOBER 2, 1999

         Sales. Sales increased from $108.4 million for the three months ended October 2, 1999 to $154.1 million for the three months ended September 30, 2000, which represents an increase of $45.7 million or 42.1%. Sales increased from $309.2 million for the nine months ended October 2, 1999 to $377.9 million for the nine months ended September 30, 2000, which represents an increase of $68.7 million or 22.2%. The increase in sales for the third quarter is due primarily to the addition of ITI sales during the quarter of $36.3 million. The increase in sales for the nine months ended September 30, 2000 is due primarily to the merger with ITI on May 2, 2000, which contributed sales from the date of acquisition of $58.9 million. The launch during the third quarter of the Supra E-key product line which combines residential key access and real estate agent productivity tools was the primary factor attributing to the remaining increase in sales of $9.4 million or 8.7% for the quarter and $9.8 million or 3.2% for the nine months ended September 30, 2000. Sales were negatively impacted during the period due to foreign currency translation adjustments. The impact of foreign currency adjustments reduced sales by $5.0 million and $13.8 million for the three and nine months ended September 30, 2000. Excluding sales from ITI and the impact of foreign currency adjustments, sales growth would have been 13.3% and 7.6% for the three and nine months ended September 30, 2000. In addition, sales for the nine months ended September 30 were negatively impacted during the first half of the year by weak demand for corporate enterprise systems and lower than expected demand due to an inventory reduction program by a major United States distributor. Corporate enterprise systems sales growth for the third quarter of 2000 was 14.5% as compared to the third quarter of 1999. Growth of 14.5% contrasts with 7.1% growth experienced during the first six months of 2000 for this market.

         Gross Profit. Gross profit increased from $48.3 million for the three months ended October 2, 1999 to $66.2 million for the three months ended September 30, 2000, which represents an increase of $17.9 million, or 37.1%. As a percentage of sales, gross profit was 44.6% for the three months ended October 2, 1999 versus 42.9% for the three months ended September 30, 2000. Gross profit increased from $134.8 million for the nine months ended October 2, 1999 to $157.1 million for the nine months ended October 2, 2000, which represents an increase of $22.3 million, or 16.5%. As a percentage of sales, gross profit was 43.6% for the nine months ended October 2, 1999 versus 41.6% for the nine months ended October 2, 2000. The margin for the quarter was impacted by a non-recurring charge of $2.4 million related to the amortization of the inventory write-up to fair value related to the inventory acquired in the merger with ITI. This represents the final amortization charge for the inventory write-up related to the merger. Excluding this non-cash charge, gross profit was 44.5% for the quarter. For the nine months ended September 30, 2000, the decrease in gross profit as a percentage of sales is due to a combination of factors. These factors include the write-off of inventory due to the decision to discontinue a product (see Note 11 to the consolidated financial statements) and the amortization of inventory write-up to fair value which had a combined impact of $5.2 million. The impact of currency fluctuations relating to the current strength of the U.S. dollar to foreign currencies and component price increases due to supply availability constraints also adversely impacted gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $27.6 million for the three months ended October 2, 1999 to $35.8 million for the three months ended September 30, 2000 which represents an increase of $8.2 million or 29.7%. As a percentage of sales, selling, general and administrative expenses were 25.5% for the three months ended October 2, 1999 versus 23.2% for the three months ended October 2, 2000. Selling, general and administrative expenses increased from $83.4 million for the nine months ended October 2, 1999 to $99.3 million for the nine months ended September 30, 2000 which represents an increase of $15.9 million or 19.1%. As a percentage of sales, selling, general and administrative expenses were 27.0% for the nine months ended October 2, 1999 versus 26.3% for the nine months ended October 2, 2000. The increase in selling, general and administrative expenses was due primarily to the inclusion of ITI as a result of the merger which added $5.8 million and $10.0 million of expense for the three and nine months ended September 30, 2000. However, relative to sales, expenses have decreased slightly compared to the prior year for the three and nine month periods. Management fees for the three months ended October 2, 1999 were $1.3 million. Management fees paid to Berwind were $1.7 million and $4.1 million during the nine months ended September 30, 2000 and October 2, 1999. No fees were paid to Berwind during the quarter ended September 30, 2000 as these fees ceased upon completion of the merger.

         Research and Development Expenses. Research and development expenses increased from $4.5 million for the three months ended October 2, 1999 to $6.0 million for the three months ended September 30, 2000 which represents an increase of $1.5 million or 33.3%. As a percentage of sales, research and development expenses were 4.2% for the three months ended October 2, 1999 versus 3.9% for the three months ended September 30, 2000. Research and development expenses increased from $12.8 million for the nine months ended October 2, 1999 to $17.0 million for the nine months ended September 30, 2000 which represents an increase of $4.2 million or 32.8%.

As a percentage of sales, research and development expenses were 4.1% for the nine months ended October 2, 1999 versus 4.5% for the nine months ended September 30, 2000. The increase in research and development expenses is due to a combination of the merger, which added $2.2 million and $3.8 million of expense during the three and nine month period from the acquisition date, and investment in new product development. Excluding the impact of ITI, research and development expenses as a percentage of sales decreased from 4.2% to 3.2% for the third quarter of 2000 as compared to the prior comparable period. The impact of synergies relating to the merger contributed to lower expense ratios. The significant product development projects include: 1) Supra E-key, a personal digital assistant based platform that combines residential key access and real estate agent productivity tools within one system, 2) an enhanced software interface for the Windows NT platform which will allow networking of computers within an access control system, 3) an asset tracking and data management system utilizing radio frequency identification technology, and 4) wireless security products for international markets.

         Amortization of Intangible Assets. The amortization of intangible assets increased from $2.3 million for the three months ended October 2, 1999 to $5.7 million for the three months ended September 30, 2000 which represents an increase of $3.4 million or 147.8%. The amortization of intangible assets increased from $6.5 million for the nine months ended October 2, 1999 to $12.8 million for the nine months ended September 30, 2000 which represents an increase of $6.3 million or 96.9%. The increase in amortization of intangible assets is due principally to the addition of approximately $222.8 million of intangible assets, including goodwill, as a result of the merger. The intangible assets acquired include technology, patents, trademarks and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years. Additionally, an acquisition in July 1999 contributed to the incremental amortization expense for the nine months ended September 30, 2000.

         Acquired in-process R&D. The Company recorded a non-recurring charge of $37.8 million related to the write-off of the purchased in-process research and development acquired in the merger. The charge was recorded during the period ended July 1, 2000. The amount of the charge was based on the purchase price allocation and a valuation of existing technology and technology in process. The charge for the in-process research and development equaled its estimated current fair value based on risk-adjusted cash flows of specifically identified technologies for which technological feasibility has not been established nor alternative uses exist.

         Restructuring and Other Charges. Upon the completion of the merger, the Company recorded a pre-tax charge of $11.1 million for costs and actions designed to increase profitability by improving competitiveness and productivity. The components of the restructuring charge include severance costs of $3.0 million and other costs of $1.1 million. In addition, asset impairment charges of $7.0 million principally relate to the elimination of redundant product lines. Planned workforce reduction consisted of approximately 100 positions primarily in research and development and administration of which 83 positions have been eliminated as of September 30, 2000. Through September 30, 2000, the Company made payments of $2.5 million related to the restructuring and other charges recorded.

         Net Interest Expense. Net interest expense increased from $1.3 million for the three months ended October 2, 1999 to $4.7 million for the three months ended September 30, 2000, which represents an increase of $3.4 million or 261.5%. Net interest expense increased from $3.6 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000, which represents an increase of $5.8 million or 161.1%. The increase in interest expense is due to increased borrowings of $173.0 million used to finance the incremental debt associated with the merger and higher interest rates in 2000 as compared to 1999.

         Other Income, Net. Other income, net of other expense, for the three months ended October 2, 1999 was net income of $0.3 million versus a net expense of $0.9 million for the three months ended September 30, 2000. Included in other expense for the three months ended September 30, 2000 were currency exchange losses of $1.0 million. Other income net of other expense for the nine months ended October 2, 1999 was $1.2 million versus $2.6 million for the nine months ended September 30, 2000. Included in other expense for the nine months ended September 30, 2000 were currency exchange losses of $1.4 million. The primary contributor to other net income is from the settlement of independent patent infringement lawsuits of $2.7 million during the second quarter of 1999 and $2.5 million during the first quarter of 2000.

         Income Tax Provision (Benefit). Income tax expense was $5.3 million for the three months ended October 2, 1999 compared to $6.6 million for the three months ended September 30, 2000, which represents a increase of $1.3 million. Income tax expense decreased from $13.8 for the nine months ended October 2, 1999 to $8.0 million for the nine months ended September 30, 2000, which represents a decrease of $5.8 million. The decrease in income tax expense is attributed primarily to the tax benefit related to the restructuring charge recorded during the nine months ended September 30, 2000. The effective tax rate was 50.4% and (27.5)% for the three and nine month periods ended September 30, 2000, compared to effective tax rates of 41.1% and 44.4% for the three and nine month periods ended October 2, 1999. The effective tax rate in 2000 is affected by the increase in non-deductible charges for goodwill and the acquired research and development related to the merger transaction. In addition, a higher proportion of income before taxes has been earned in the United States versus Europe in 2000, and the marginal tax rate in the United States is higher than the average European rate. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

SEGMENT REPORTING

         Sales. Net customer sales for the Americas increased from $195.2 million to $261.3 million due primarily to the inclusion of ITI results from the merger date. The remaining increase in sales was a result of the launch during the third quarter of the Supra E-key platform within the key management product line. Adversely influencing sales in the Americas during the first six months of 2000 was an inventory stock level adjustment by a major customer of intrusion and fire systems. In addition, weakness in demand for electronic access control equipment to corporate enterprise customers impacted sales performance. Net shipments for Europe of $100.7 million were $3.6 million lower than the comparative period. Excluding the impact of foreign currency translation adjustments of $13.8 million, sales growth in Europe was 9.8% as compared to 1999.

         Operating Income. Operating income for the Americas of $40.4 million, or 14.3% of sales, compares with $31.0 million, or 14.4%, for the first nine months of 1999. Adversely impacting operating margins in 2000 were reduced demand for electronic access control systems, increased customer support costs, higher component costs and product mix. In addition, increased expenses were directed at the market introduction of several new products. These products include the Supra E-key and an asset tagging system utilizing radio frequency identification technology.

         Operating income for Europe was $7.9 million, or 7.8% of sales. While the European operation has local manufacturing capability, several product lines are sourced from the U.S. The impact of the strengthening U.S. dollar on sourcing from the U.S. and the translation of foreign currency denominated results to the U.S. dollar has adversely impacted operating income by approximately $1.0 million. During 1999, spending was directed at building a technical support infrastructure to provide local support for the corporate enterprise systems business in Europe. This has resulted in increased operating expenses for the European operation.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         Cash flow from operations, supplemented with proceeds from debt financing historically has provided funding for the Company's capital spending and acquisition objectives. Cash flow from operations and financing activities are expected to meet the Company's resource requirements.

CAPITAL EXPENDITURES

         Capital expenditures for the nine months ended September 30, 2000 were $14.6 million versus $14.1 million for the nine months ended October 2, 1999. In 1999, the Company completed the implementation of a common information technology platform for the U.S. operations and invested in leasehold improvements related to two operating units moving into new facilities. During 2000, the company has continued to invest in the common information technology platform, with the expansion of this platform to include the European operation.

FINANCING AND CAPITAL STRUCTURE

         The Company entered into a $325 million senior, first priority, secured facility provided by a revolving facility in the amount of $225 million and a term facility in the amount of $100 million. At September 30, 2000, the Company had $73 million available to borrow under the revolving facility, and the full amount available under the term facility of $100 million had been borrowed. The credit facility also includes up to $10 million for letters of credit.

         The new credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. These credit facilities also contain financial and operating covenants and other restrictions with which the Company must comply.

WORKING CAPITAL

         Working capital, excluding cash, at September 30, 2000 was $101.9 million compared to $49.1 million at December 31, 1999, an increase of $52.8 million. The increase in working capital is due primarily to accounts receivable of $21.2 million and inventory of $23.9 million acquired in the merger.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This Statement is effective for fiscal years beginning after June 15, 2000 and will be reflected in the Company's financial statements beginning with the first quarter of 2001. The transition adjustment resulting from adopting this Statement shall be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Interlogix has not yet quantified the impacts of adopting the SFAS No. 133 on the financial statements or the risk management processes; however, it does not expect the impact to be material.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company is currently analyzing the impact of this statement; however, it does not expect its effect to be material.

                           FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Interlogix. These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors discussed in Item 1 including the following:

o        uncertainties in realizing synergies of the merger;

o increases in the competitive environment among intrusion, fire protection, access control and integrated system companies, including the potential effect of industry consolidation;

o changes in or unexpected unfavorable general economic conditions in the states or countries in which Interlogix is doing business;

o change in currency exchange rates, particularly between the U.S. Dollar and the Euro;

o legislative or regulatory changes that adversely affect the businesses in which Interlogix is engaged;

o difficulties in the technical, operational and/or strategic integration of Interlogix; and

o        obsolescence of the technology of Interlogix.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates. From time to time the Company utilizes interest rate swap agreements and forward exchange agreements to hedge a portion of these exposures. As of and during the quarter ended September 30, 2000 the Company was a party to interest rate swap agreements and was not a party to any foreign exchange agreements. The Company does not use derivatives or other financial instruments for trading purposes. Management of the Company believes the risk of incurring material losses related to credit risk is remote.

         The Company's derivative and other financial instruments consist of long-term debt (including current portion), interest rate swaps, foreign exchange-forward contracts, and foreign exchange-option contracts. At September 30, 2000 substantially all of the Company's debt was variable rate, however, $30 million of this debt has been effectively fixed with an interest rate swap. The Company receives floating rate amounts in exchange for fixed rate interest payments. The weighted average rate for the fixed rate payments is 5.86%. These swap contracts in effect at September 30, 2000, mature in 2005. A change in the interest rates on the variable portion of the debt portfolio impacts interest incurred and cash flows but does not impact the net financial instrument position. An increase of one percentage point in the effective interest rate on the Company's variable rate debt would increase the Company's interest expense by $ 2.2 million per year, based on the current level of variable debt outstanding. At September 30, 2000, the Company had borrowings of $252.0 million and $73.0 million available under its $325.0 million credit facility. At September 30, 2000, the interest rate charged for borrowings under the credit facility was 8.13%.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company is exposed to market risk from changes in foreign exchange rates. The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar, and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where it does business, thereby reducing the Company net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge firm and highly anticipated foreign currency cash flows. For the quarter ended September 30, 2000, the Company was not a party to any material foreign currency hedging instruments.

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

                  Not applicable.



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are filed herewith:

                           10.1 Amendment No. 1, dated as of September 25, 2000, to Credit Agreement dated as of November 17, 1999 among Interlogix, Inc. the institutions party thereto, PNC Bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks, and First Union National Bank, as documentation agent.

                           10.2 Non-qualified Stock Option Agreement between the Registrant and Thomas L. Auth.

                           27.1     Financial Data Schedule.

                  b.       Reports on Form 8-K

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERLOGIX, INC.


                         By:  /s/        Kenneth L. Boyda
                              -------------------------------------
                                        Kenneth L. Boyda
                              President and Chief Executive Officer
                              (principal executive officer)

                         By:  /s/        John R. Logan
                              ---------------------------------------
                                        John R. Logan
                              Senior Vice President and Chief Financial Officer (principal financial and accounting officer)


                         DATED:   NOVEMBER, 2000


                                  EXHIBIT INDEX

Exhibit                    Description
-------                    -----------

10.1 Amendment No. 1, dated as of September 25, 2000, to Credit Agreement dated as of November 17, 1999 among Interlogix, Inc. the institutions party thereto, PNC Bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks, and First Union National Bank, as documentation agent.



10.2 Non-qualified Stock Option Agreement between the Registrant and Thomas L. Auth.



27.1                       Financial Data Schedule.