Form 10-K
period 2000-12-31
INTERLOGIX INC
filed 2001-04-02
CIK 930542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.

                         Commission File Number: 0-24900

                                ----------------

                                INTERLOGIX, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                          06-1340453
(State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                      identification number)

              114 WEST 7TH STREET, SUITE 1300, AUSTIN, TEXAS 78701 (Address of principal executive offices and zip code)
                                 (512) 381-2760

              (Registrant's telephone number, including area code)

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

                                ----------------

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

                                ----------------

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

The aggregate market value of the registrant's voting common stock held by non-affiliates, based on the closing sale price of $23.188 per share as reported on The Nasdaq National Market on March 1, 2001 was $451,311,221.

As of March 1, 2001, the number of outstanding shares of the Registrant's Common Stock was 19,463,137.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement are incorporated by reference into Part III.

                                INTERLOGIX, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                      INDEX


PART I
            ITEM 1.   BUSINESS............................................................................................3

            ITEM 2.   PROPERTIES.........................................................................................21

            ITEM 3.   LEGAL PROCEEDINGS..................................................................................22

            ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................22


PART II
            ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................22

            ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...............................................................23

            ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............25

            ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................33

            ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................34

            ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................34


PART III
            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................35

            ITEM 11.  EXECUTIVE COMPENSATION.............................................................................35

            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................35

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................35


PART IV
            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................36

            ITEM 15.  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE.................................F-2

            ITEM 16.  FINANCIAL STATEMENT SCHEDULE II...................................................................S-1

                                     PART I


                           FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Interlogix, Inc. ("Interlogix" or the "Company"). These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors discussed in this Item including the following:

         o increases in the competitive environment among intrusion, fire protection, access control, video surveillance and integrated system companies, including the potential effect of industry consolidation;

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

ITEM 1. BUSINESS


OVERVIEW

         Interlogix, Inc., a Delaware corporation formerly known as ITI Technologies, Inc. was incorporated in 1992. The Company was formed to acquire Interactive Technologies, Inc., which began operations in 1980. On May 2, 2000, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind, LLC, formerly known as Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company as the surviving entity (the "Merger"). Since Berwind obtained a controlling interest in the Company, the Merger was accounted for as a reverse acquisition, or an acquisition of the Company by SLC. Accordingly, the financial statements of the Company consist of the historical accounts of SLC for all periods presented with the results of ITI Technologies, Inc. included beginning on May 2, 2000. Concurrently with the completion of the Merger, the Company changed its name to Interlogix, Inc.

         The Company designs, develops, manufactures and distributes a broad range of components, systems and services for security, life safety and lifestyle enhancements. These solutions are directed toward the requirements of both business and consumers on a global basis. The Company's products and services are provided through an array of channels, including direct sales, wholesale distribution, specialized distribution and system integrators. The Company has sales and technical support operations in 25 countries and manufacturing and logistics operations in the United States, Europe, South Africa, Australia and China. The Company is represented by the following brand names: Aritech(R), Caddx(R), Casi-Rusco(R), ESL(R), Fiber Options(R), GBC(R), ITI(R), Kalatel(R), Sentrol(R), Supra(R) and Tecom(TM).

         The Company's offerings include the following systems:

         o  security and life safety systems;

         o  access control systems;

         o  video surveillance systems; and

         o integrated systems, which link independent electronic systems to a central communication and control point.

         The Company manages its business through three geographical segments -- The Americas, Europe & Africa and Asia Pacific, each of which is managed by a regional president. The Americas and Europe & Africa together accounted for over 95% of consolidated revenue in 2000, with the Americas representing over 71% and Europe & Africa representing 25%. Asia Pacific is primarily a sales and customer support operation that represents approximately 4% of total revenue. The Company completed the acquisition of an Australian-based company in 1999 to strengthen its base of operations in the Asia Pacific region.

BUSINESS STRATEGY OF THE COMPANY

         The Company's strategic objective is to be the global partner of choice to provide products and services for customers requiring security, fire protection, loss prevention and access control. To meet this objective, the Company offers products and services to support the diverse requirements of the security and life safety, enterprise technology and key management products and systems markets. The Company seeks to develop customer relationships based upon its ability to deliver both standardized and customized products, supported by marketing, training and technical support.

         The Company focuses its organization on the markets it serves. These markets are: Security and Life Safety, Enterprise Technologies, and Key Management Products and Systems. Beginning in the first quarter 2001, the Company structured its business to reflect this focus and formed three groups centered on each of these markets. The Company's Security and Life Safety Group primarily consists of Sentrol, ITI, Caddx, Aritech and Tecom. The Enterprise Technologies Group primarily consists of Casi-Rusco, Kalatel and Fiber Options. The Key Management Products and Systems Group is the Supra Products Division. See "--History of the Company." The Company believes that aligning the organization with these markets provides a deeper understanding of end-user requirements, creating opportunities to increase market share.

         The Company maintains several technology centers focused on research and development of new technologies. The objective of the technology centers is to shorten development time and accelerate speed to market of new products. The Company's technology centers are as follows: sensors, controls, fire systems, video surveillance, access controls, key management systems and communications.

         Significant growth opportunities and synergies have been identified due to the Merger. In addition, a number of projects have begun to leverage technologies and products by cross-selling products between the Company's various groups. Examples of the cross-selling of products include:

         o Kalatel's video and CCTV (closed circuit television) products will be made available through the sales channels of the Security and Life Safety Group. Most alarm dealers and installers who buy from the Security and Life Safety Group already purchase CCTV products from other sources. This new CCTV program allows these customers to have direct access to the Kalatel line through their existing accounts. Kalatel will also help provide service, support and training through this new channel.

         o Kalatel will expand its line of video products to offer a complete range of cameras, lenses, monitors, VCRs, mounts and peripherals. This will make Kalatel a full line CCTV supplier, complementing its strength in dome cameras, multiplexers, digital video recorders and matrix switchers. These same products will also be made available through the Security and Life Safety Group under the Kalatel and Aritech brand names.

         o Tecom's fully integrated systems have been designed to meet European requirements and will be sold through the Aritech sales channels. This new line will provide the first truly integrated systems to Aritech's customers, combining access control, intrusion and CCTV control into one programmable system.

HISTORY OF THE COMPANY

SLC TECHNOLOGIES, INC.

         A Berwind affiliate acquired Sentrol, Inc., a predecessor of SLC, in 1984. SLC, the vehicle for expanding activities in the security industry, was incorporated in Delaware in 1993 as a holding company. In the early 1990s, SLC engaged in acquisitions designed to:

         o extend its product lines to include control panels, enabling SLC to package security and fire protection systems;

         o  expand its geographical markets throughout Europe and Africa;

         o broaden its customer base from primarily commercial applications to include residential applications for its products; and

         o  establish a manufacturing and distribution presence in Europe.

         Following these acquisitions, SLC expanded its products and services from core components of security and fire protection systems into the enterprise technologies market. SLC expanded its products through the following acquisitions (year of acquisition indicated in parentheses):

         SUPRA PRODUCTS, INC. (1994). The Company, through its Supra product lines, provides a range of key management products and services.

         CASI-RUSCO, INC. (1996). The Company, through its Casi-Rusco product lines, provides electronic access control systems and services.

         FIBER OPTIONS, INC. (1996). The Company, through its Fiber Options product lines, designs and manufactures equipment for transmitting and receiving video, audio and control signals over short-range fiber optic cable.

         KALATEL, INC. (1997) and IMPAC TECHNOLOGIES, INC. (1999). The Company's Kalatel and Impac units provide products and systems to the video surveillance market.

         TECOM SYSTEMS PTY. LTD. (1999). SLC Technologies (Australia) Pty Ltd. acquired the business of Tecom, which includes integrated intrusion and electronic access control products and systems.

ITI TECHNOLOGIES, INC.

         ITI Technologies, Inc. ("ITI") was incorporated in February 1992 under the laws of the State of Delaware for the purpose of acquiring Interactive Technologies, Inc. In November 1994, ITI completed an initial public offering of 1,900,000 newly issued shares of common stock at $16.00 per share. Prior to the initial public offering, there was no public market for ITI common stock. In May 1995, in a subsequent offering, selling stockholders sold 3,225,000 shares and ITI sold 225,000 shares at $24.00 per share. ITI used the net proceeds from these offerings to retire debt that it had incurred at the time of the acquisition of Interactive Technologies.

         On April 30, 1997, ITI purchased all of the outstanding stock of Caddx-Caddi Controls, Inc. for $19,000,000 in cash. In conjunction with the acquisition, the corporate name was changed to Caddx Controls, Inc. ("Caddx"). Caddx, located in Gladewater, Texas, designs, manufactures and markets hardwire electronic security systems in the United States and certain international locations.

PRINCIPAL PRODUCTS AND SERVICES

         As a global company, the Company offers products and systems with value-added features that can be customized to meet its customer's specific requirements. These products and systems provide a complete range of applications for the intrusion and fire protection, access control, video surveillance products and systems, and integrated systems markets.

         Based on worldwide net sales in 2000 on a pro forma basis, security and life safety components and systems accounted for 62.5% of the Company's sales. Enterprise technology products, which include access control, video surveillance and integrated systems, accounted for 24.3%, and key management systems accounted for 13.2%.

SECURITY AND LIFE SAFETY SYSTEMS

         Security and Life Safety Systems consist of products and services for the residential and commercial marketplaces. These products and systems protect against fires and burglaries through a full range of sensors that report into a control panel, which can communicate alarms and warnings as needed. Most systems provide for local audible alarms to warn of emergencies that might require evacuation or response. Signals are also sent to remote monitoring stations, where dispatchers can contact the appropriate authorities. A typical intrusion and fire protection system consists of the following components:

         o CONTROL PANEL. The control panel receives signals from the sensors and user interfaces, operates as the "brain" of the system to manage the alarm and home automation functions and, in the case of a monitored system, reports emergency conditions and service information to a monitoring facility. Many control panels also utilize digitized voice to communicate with users.

         o USER INTERFACE. The user interface, such as an electronic keypad, allows the user to arm, disarm and give other commands to the system, including panic buttons to alert the central monitoring facility for police, fire and medical emergencies. Additional user interfaces include wireless key fob controls to arm and disarm systems and modules that allow users to control the system from any telephone, inside or outside the home.

         o SENSORS. Sensors are devices designed to be installed on windows, doorways and other places to detect breach of the perimeter, motion in protected areas, smoke, heat, hazardous gases and other environmental conditions. The sensors then report this information to the control panel.

         o SOUNDERS. Sounders are activated in response to a particular alarm condition to frighten away an intruder or alert the user to the alarm condition.

         There are two principal methods of communication within any intrusion or fire protection system - hardwire and wireless. In a hardwire system, the control panel, user interface and sensors communicate through low-voltage wires. In a wireless system, the control panel and sensors utilize radio frequency signals to communicate.

         Equipment costs are usually lower for hardwire systems than those for wireless systems, however typical installation costs are higher. Hardwire systems are used most widely in new construction since the costs of running wire are lower before construction is completed. Wireless systems, which reduce the need to run wire, are most often used in existing homes and businesses where labor costs to install hardwire systems would raise the overall cost significantly. A third type of security system is a hybrid system that includes both hardwire and wireless capabilities.

         The Company sells its intrusion and fire protection systems products through distributors, independent dealers and direct to large customers. Distribution channels generally comprise sales to professional installers under the brand names ITI, Sentrol, ESL, Moose(R), Aritech, Caddx, Concord(TM) and Simon(R). The Company's products in this area cover the full range of components for intrusion and fire protection systems, using both hardwire and wireless communication technologies.

     System Features of the Company's Security and Life Safety Systems

         The Company's wireless security systems incorporate several innovative and advanced features and components which increase product performance, reliability and marketability:

         o SUPERIOR SUPERVISED RADIO TECHNOLOGY. Through the use of crystal-controlled radio transmitters and receivers, the Company has virtually eliminated the effects of interference and greatly increased the range of its systems within the limitations imposed by the FCC. This expanded range allows the wireless systems to be used in larger premises, including many commercial facilities. The Company also leads the industry with its very-low current consumption transmitters that can run for 10-20 years on one battery, which reduces maintenance and replacement costs.

         o TOUCH-TONE TELEPHONE USER INTERFACE. This technology provides touch-tone telephones with all the system control capabilities of the touchpad user interfaces manufactured by the Company for its wireless security systems.

         o DIGITIZED VOICE TECHNOLOGY. The Company's wireless security systems can "talk" to the end-user on-site with digitized voice, and almost all systems can also "talk" over on- or off-site touch-tone telephones. Incorporating digitized voice technology allows the end-user to confirm commands, such as the level of protection or a disarming signal. In response to various foreign sales opportunities, the Company has incorporated digitized voice response capabilities in several foreign languages into its systems.

         o HOME MANAGEMENT CAPABILITIES. The Company's energy saver module and various wireless systems can enable an end-user to adjust a thermostat using either a touchpad or an on- or off-site touch-tone phone, or to control lights using a touchpad.

         o ALARM VERIFICATION. The Interrogator alarm verification module gives the Company's wireless systems two-way voice capabilities through microphones and talk-back speakers placed strategically throughout a home or business. This built-in communicator helps enable the central station operator to verify alarms before dispatching the police or fire department.

         o CUSTOMIZED AND PRIVATE LABEL SYSTEMS. The Company modifies existing systems by adding customized control panel software and component packaging as requested by large security company customers.

     Products

         The Company's security systems are flexible and programmable by the end-user to offer custom levels of security, depending on the end-user's needs. The systems provide protection for security, the detection of fire, hazardous gases and other environmental conditions, as well as manual alarms for police, fire and medical emergencies.

         The Company offers a number of wireless, hardwire and hybrid security systems under the ITI, Caddx and Aritech brands to meet a variety of price points and customer performance requirements, including:

         CONCORD. The Concord is a modular hybrid system that contains both hardwire and wireless capabilities and can be upgraded through the use of modules to a 76-zone control panel.

         CONCORD EXPRESS(TM). The Concord Express is a hybrid security system which includes an integrated high quality radio receiver in the system control unit. It was introduced in August 1999.

         SIMON. Simon is an entry-level wireless security system aimed at customers looking for a low-cost wireless solution for mass marketing programs or where security equipment is installed in an effort to obtain a long-term monitoring contract. Simon includes a digital voice system that talks to home owners, telling them in plain English the status of their system and the location of an alarm. Its pager capability is designed for working parents with children at home. Simon also includes light, appliance, and garage door control. Simon can individually recognize up to 24 wireless sensors and can be used with all of the Company's existing wireless sensors. It also has an upgrade option, TOUCHTALK(TM), which is the industry's first wireless talking touchpad.

         COMMANDER(R)2000 SYSTEM. The Commander 2000 system is an entry-level wireless security system for use in smaller businesses, homes and apartments. It has the capability to individually recognize up to 16 wireless sensors and can be used with substantially all of the Company's wireless accessories.

         NX(TM)PRODUCT LINE. The Caddx NX-8 security system is a hybrid security system that meets various countries' regulatory requirements throughout the world. The NX-8 is flexible, durable and user/installer friendly. By adding one of the Company's wireless receivers to the NX-8 control panel, the NX-8 becomes a true hybrid system with both hardwire and wireless capabilities. The Company has built on the success of the NX-8 by introducing the NX-6 and NX-4 security systems which offer similar functionality but at a lower price point.

         RANGER(TM) PRODUCT LINE. The Caddx Ranger 9000E is a powerful, simple and flexible hardwire panel that can become a hybrid panel with the addition of a radio receiver. It is suitable for residential and commercial, including retail and multi-tenant office building applications. Other security control panels in the Caddx Ranger family include the Ranger 8600, Ranger 8600E, Ranger 8980 and the Ranger 8980E.

         ADVISOR(R) CONTROL PANELS. The Advisor line is sold under the Aritech brand name. The Advisor line offers selectable language display for European countries, expandable up to 148 freely programmable zones and 50 outputs. The panels also include powerful time clock functionality that allows scheduled automatic control of arming status, output switching, user access control and reporting.

         CS(TM)SERIES. The CS line is a low cost residential and commercial control line sold under the Aritech brand name. The panels are designed with special zone inputs to use the Aritech inertia shock sensors, including special local notification and remote alarm options. The Aritech lines have gained features as a result of integrating the wireless technologies obtained in the Merger into the Aritech control panels.

         CHALLENGER(TM)PRODUCT LINE. Under its Tecom brand, the Company markets a mid- to high-end control system that provides complete integration for the following functions: electronic access control for doors and elevators, intrusion and fire alarm control, lighting control, heating and air conditioning control and video switching. The core of the system is the Challenger control panel, which can expand to over 65,000 users. The Challenger can automate complicated sequences of events using its macro-logic programming features. For example: turning on lights and air conditioning, disarming security zones, unlocking doors, restricting access to one group of users, triggering cameras to pan, tilt and zoom during an event - all within a programmable time and schedule. The Challenger can control just a few access doors and alarm inputs, or expand to control thousands of doors, inputs and users. Communication takes place across an encrypted LAN network and can report remotely via direct line, high-speed dialer, wireless data formats and TCP/IP. The Challenger has been modified to meet the requirements of the European market and is sold by Aritech under the name ATS(TM).

     Security and Life Safety Sensors

         BREADTH OF SENSOR LINE. The Company believes it offers the widest variety of wireless and hardwire sensors currently available in the security systems market. The Company believes that its wide range of sensors and their quality reputation offer it a significant competitive advantage. The line of sensors includes:

         MOTION DETECTORS. The Company manufactures a full line of motion detectors designed to sense intruders in protected areas under the Sentrol, Aritech and ITI brand names. The Company's products include detectors for both indoor and outdoor applications, ceiling mounted 360 degree sensors, detectors that can discriminate pets and other animals from human intruders, long range sensors that can detect motion up to 200 feet away and sensors that can provide a curtain of protection for hallways and windows. The Company also introduced the industry's first Range Controlled Radar(TM) motion sensors in 1999 that have programmable range detection zones, expanding the applications for reliable motion detection and discrimination.

         The Company's wireless sensors include motion detectors; different types of intrusion sensors activated by sound, shock, or shattering glass; photoelectric smoke sensors; carbon monoxide sensors; pocket-sized emergency transmitters; and environmental sensors to detect such conditions as furnace failure and flooding. The Company is realizing synergies with these wireless sensors, based on the Merger. ITI was sourcing some of these sensors in the past through a third party that can now be supplied through Sentrol's internally manufactured product line.

         GLASS BREAK AND SHOCK DETECTORS. The Company manufactures a complete line of glass break detectors under the Sentrol, Aritech and Caddx trademarks. The Company's patented technology covers every application from the protection of individual panes of glass all the way up to volumetric coverage of complete rooms with windows on all sides. The range of sensors includes both hardwired and wireless detectors, glass mounted detectors, frame or wall mounted detectors, ceiling and recess mounted detectors. The line also includes vibration sensors for vault and safe applications.

         SMOKE AND FIRE DETECTORS. The Company sells a complete line of system type smoke and fire detectors under the ESL, Aritech and ITI brand names. These include both wireless and hardwired photoelectric smoke sensors, "rate-of-rise" heat sensors that trigger an alarm during an unusually rapid temperature increase, beam type smoke detectors for protecting large open facilities and atriums, manual pull stations, analog addressable detectors for large fire systems, as well as carbon monoxide hazardous gas detectors. The Company is also gaining synergies with wireless smoke detectors sold under the ITI brand name. These detectors were sourced from an outside supplier in the past, but are now designed to use products from the Company's ESL line.

         MAGNETIC CONTACTS. Magnetic contacts are used for the detection of doors, windows and other openings. The Company manufactures a complete line of magnetic contacts under the Sentrol and Aritech brand names. These include magnetic contacts for surface mount, recessed mount, overhead doors, double-hung windows, high-security tamper-proof contacts for government and power plant protection and explosion-proof contacts for flammable environments.

     Fire Protection Systems

         The Company sells a full range of automatic fire protection systems for commercial fire applications under the Aritech brand name. These products include fire alarm control panels, smoke detectors, heat detectors, audible and alarm indicating devices, manual alarm stations, analog addressable and conventional type systems, and management software for remote diagnostics and control. These systems can be used in the smallest commercial fire installations and expandable requirements of high-rise buildings with over 1000 smoke detectors.

         FP2000 AND FP900 SERIES. The FP900 and FP2000 series are analog addressable commercial fire panels, expandable up to 1,024 devices. Designed for ease of installation and maintenance, they include on-line diagnostics and statistics, auto-configuration, automatic sensitivity compensation, maintenance service reminders, multilingual menus and displays and both local and remote upload/download capabilities with a complete graphic user interface for easy access and control.

         This line also includes a complete range of analog addressable fire devices including: analog addressable smoke and heat detectors with patented built-in diagnostics, addressable loop powered sounders, loop isolators, repeater panels and expansion modules.

         FP600 AND FP800 SERIES. The FP600 and FP800 series are conventional commercial fire panels, expandable up to 32 zones. They include the full range of smoke detectors, heat detectors, manual call points, programmable outputs and sounders.

ENTERPRISE TECHNOLOGIES

         The Company develops, markets, manufactures and sells access control systems and video surveillance systems. Access control systems monitor traffic through, and regulate access to, buildings and other restricted areas depending upon the authority level granted to an individual. These systems consist of the following components:

         o SYSTEM MANAGER OR CONTROLLER. A software-based system that includes a database and grants or denies access based on various criteria and produces audit or other management reporting.

         o ELECTRO-MAGNETIC LOCKS. Locks that respond to the system electrical commands to lock or unlock doors.

         o IDENTIFICATION CARDS. Cards, such as identification badges, that are given to a user and which contain information regarding the user.

         o READERS. The reader uses the data on the identification card to notify the system manager to determine if the user has the proper authority to be granted access. With proper authorization, the controller will send a command to unlock the door.

         o VIDEO EQUIPMENT. Video surveillance systems provide a vast array of visual information through the use of camera switches, multiplexers and camera controllers.

         Under its Casi-Rusco brand, the Company offers two principal electronic access control systems, called Secure Perfect(R) and Picture Perfect(TM).
Secure Perfect is a Microsoft Windows(R) based product aimed at the mid-range of the corporate market. It features access control, alarm monitoring, video surveillance control, and badge imaging. Picture Perfect is also an integrated system, but serves the high-end of the market. It is a Unix(R)-based system starting with eight readers that is expandable to over 6,000 readers. Picture Perfect also features a significant amount of integration capability with other security products such as fire system control panels, video surveillance switchers, and other peripherals. The Company receives recurring revenue from sales of software upgrades for its electronic access control products. These systems are routinely connected to human resources and payroll systems for automated attendance verification.

         In addition, the Company markets several electronic access control systems that are based on Microsoft Windows software that provide a variety of price points and customer performance requirements, including Access(TM) NT, Access(TM) 5.0 and Easy Access(R). The Company also offers stand-alone systems that have their own microprocessors, databases and clocks, including the 451 APM system and the 351 APM system. The Company also markets an electronic access control system under the Aritech brand name designed for integration with intrusion alarm systems.

         VIDEO SURVEILLANCE EQUIPMENT. The Company's products include camera switchers, multiplexers, computerized matrix switchers and pan/tilt/zoom camera controllers, which it markets using its Kalatel and Aritech brands. Camera switchers and multiplexers allow video surveillance system operators to switch between cameras, either manually or automatically. Computer technology has expanded the security control within a facility. Historically, camera switchers could only change cameras sequentially on a given monitor. Matrix switchers now make it possible to assign each camera to any of a number of monitors. In addition, focus, pan, tilt and zoom functions can be placed under the control of an operator. When someone triggers a door or interior motion detector, the camera view automatically appears on any of several monitors in multiple remote locations. The camera then returns automatically to its previous position.

         Computerized camera controls using telephone lines offer more sophisticated surveillance within a system because of the additional level of control they provide. These controls are typically used for more high-end systems employing digital technology. The Company expanded its product offering with the introduction of its Cyberdome(R) range that features a fully integrated camera with zoom lenses, a variable speed pan/tilt system and automatic day/night switching modes.

         The Company's patented Parallel Video Processing(TM) technology helps digital video multiplexers process up to 60 unique pictures per second, compared to conventional multiplexers that process 15 to 30 unique pictures per second. This provides security personnel with clearer, more detailed documentation of crimes or accidents. A video multiplexer allows multiple camera images to be displayed on one video monitor in flexible configurations.

         MobileView(R) is a digital video recording system designed for buses, light rail cars and other mobile applications. When a driver starts a vehicle equipped with MobileView, up to eight cameras automatically begin digitally recording events onboard the vehicle. MobileView's patented wireless transmission option enables a driver to hit a hot button to notify a central station of an incident and begin transferring images of ongoing events. Conversely, an operator at the central station can call up a vehicle and retrieve images at any time. MobileView's digital recorder features a removable hard drive storage space, that can hold a week's worth of continuous video. Other key features of the system include a synchronized audio track and eight frames per second recording rate. The unit is lightweight and its compact construction makes it useful for a variety of applications. In February 2001, the Company was awarded a contract of up to $6.0 million by the Chicago Transit Authority to provide up to 970 buses with its MobileView digital video surveillance systems. Los Angeles was the first city to implement this technology, initially ordering 200 units for city transit buses and subsequently installing MobileView systems in more than 700 buses. The Company has also installed systems in the cities of Dallas, Miami, Phoenix, New Orleans and Tucson.

         The Company has introduced a line of Digital Video Multiplexer/Recorder
(DVMR) under the Kalatel brand name. The DVMR is a digital recorder with a built-in video multiplexer. It includes internal hard-drive storage in the same size as a traditional multiplexer. Up to 16 cameras can be multiplexed and stored in one DVMR. All images can be retrieved via a LAN or WAN connection from any PC on the network provided security access. The Digital Single-Channel Recorder (DSR) is a single channel digital recorder designed to replace the traditional time-lapse VCRs used for decades. The DSR saves on tape management, recording-head maintenance and other expensive costs associated with VCRs, and makes all the images available via a LAN or WAN connection, like the DVMR.

         The Remote Surveillance Module(TM) (RSM(TM)) line offers Digital Video Transmission over standard phone lines. Sold under the Kalatel brand name, the RSM(TM) line enables business managers or homeowners to call up and look into remote sites using their PC or laptop. The RSM includes two-way audio and video, expandable up to 10 camera inputs and 8 alarm inputs, with good image quality transmission over standard modem connections.

         FIBER OPTIC TRANSMISSION AND COMMUNICATIONS TECHNOLOGY. The Company designs and manufactures a range of products that transmit video, audio and data signals over fiber optics, which are sold under the Fiber Options brand. Video, audio and data signals have traditionally been transmitted using copper wire. As the demands for communications systems with greater bandwidth (transmitting more information faster) have increased, the use of fiber optic cable as an alternative to copper wire has increased. The Company provides devices that link components in fiber optic systems and convert analog and digital information. For example, in a typical video surveillance system, a video camera in one part of a building is connected to a monitor in another part of the facility. This system requires two links -- one link to convert the video signal from the camera to light pulses which would be transmitted along the fiber optic cable, and a second link to convert the light pulses back to a video signal to be displayed on the monitor. The Company's Fiber Options brand FOXdbn(TM) (introduced in December 1999) is a high-speed, high-bandwidth digital fiber product targeted at very large system users like "traffic control systems," high-rise facilities and campuses. The FOX system can combine 32 continuous high resolution, full motion, video streams, along with 32 audio streams, and 64 data streams onto one fiber. Since audio and video nodes can be inserted anywhere along the length of fiber, through the Company's "drop and insert" design, large systems can be installed more economically than before the advent of the "drop and insert" design.

KEY MANAGEMENT SYSTEMS

         The Company's Supra Division currently provides key management systems products and information services to four distinct markets: Real Estate, Industrial, Consumer and Automotive. Historically Supra's primary business has been key control and key management. Original products and technologies developed for use in the real estate industry have been modified and migrated to other industries with similar key control and key management problems. However, over the past year, Supra began to transition into the information services business. In June 2000 Supra introduced the eKey(TM), a Palm(TM) Vx based system designed for use with Supra's existing keybox systems in use by over 85% of real estate agents in the US and Canada. The Key Management business launched its Advantage Express III offering during the second half of 2000, contributing $22.8 million to revenues in the fiscal year 2000.

     Real Estate

         Supra provides keybox system services to over 600,000 real estate agents in the US, Canada, and Australia. Keyboxes are electronic devices that allow licensed real estate agents to gain physical access to properties listed for sale. The Company estimates that over 2.2 million keyboxes are currently in use by these 600,000 agents. In addition to revenues generated by the sale of new systems, Supra generates revenue from the sale of additional keyboxes and keys to current customers.

         In June 2000, Supra introduced the Advantage Express III(TM), incorporating a new family of networked electronic keys. The new eKey integrates the electronic keybox key technology with the Palm Vx PDA. Supra's network and server farm delivers vertical content such as listed, pending, and sold properties to agents on a nightly basis. The eKey allows the agent to operate existing keyboxes and provides information to the listing agent regarding the selling agents that have gained access to the property.

         Supra also released the dKey(TM) as part of the Advantage Express III program in June 2000. The dKey is a proprietary electronic key that incorporates a modem cradle. The dKey is a low cost alternative to the eKey and does not include PDA functions. It connects to Supra's server farm on a nightly or weekly basis, uploading the agent's showing activity and receiving messages related to agents' listed properties.

     Industrial

         Supra offers a family of electronic locking devices called TRACcess(R) to control and track access to remote locations or containers. TRACcess provides access management and key control solutions for applications such as unattended delivery, wireless telecommunications facilities, and remote utility sites. Due to the large number of remote locations typically owned or managed by targeted customers, TRACcess orders tend to be large in volume. Growth in the industrial market has been strong due to the uniqueness of the TRACcess product and the number of companies desiring a higher level of access control and tracking at their remote sites. The Company plans to expand distribution of TRACcess on a worldwide basis. Currently, the Company uses distributors in six European and three Asian countries. The Company also distributes products through a joint venture in China.

     Consumer

         Supra manufactures and distributes a line of consumer key control devices which allow homeowners and car owners a secure method of storing spare mechanical keys. The StoraKey(TM) product line consists of a variety of vaults with push button locks that store one to two spare keys. The vaults can be mounted on the home or underneath a vehicle. The vehicle StoraKey product incorporates a rubber "housing" which protects the vault and its contents from road dirt and grime.

         StoraKey products are sold through a variety of channels including locksmiths and over 2,000 retail locations. The Company is in the process of expanding the StoraKey product distribution into Europe with significant sales progress evident in 2000.

     Automotive

         Supra provides key control products to over 2,000 new and used car dealers throughout the US, Canada, and South America. A Supra keybox called the SupraMax(TM) is hung from the rear passenger window on new and used cars. Sales representatives carry a master key that allows access to the keybox. This eliminates the need for the sales person to return to the showroom to obtain the keys to a vehicle.


THE COMPANY'S TECHNICAL CUSTOMER SUPPORT AND TRAINING

         The Company maintains technical support and training functions for each of its major product categories. In most cases, dedicated field staff handle the technical support responsibilities, such as responding to installation questions. The Company also has dedicated training staff for intrusion and fire systems and for electronic access control products who provide customers additional information on product features and applications. Management believes that training increases the likelihood of the product being properly installed, which reduces the number of false alarms. In addition, the training sessions provide the Company an opportunity to promote new or complementary product lines. The system integrators and end-users can receive technical support for products by calling a technical "hotline." In addition, the Company provides system integrators with sales support programs including sales kits, demo kits, marketing literature and instructional videos.

THE COMPANY'S MARKETS

         The Company has focused its business to meet the product, service and support needs of its customers in three geographic segments: the Americas, Europe & Africa and Asia Pacific. Over 95% of the Company's consolidated revenues are generated by two segments, the Americas and Europe & Africa. Although many of the products used by these segments are similar, the market channels and product delivery methods are distinct to each segment.

THE AMERICAS

         OVERVIEW. The Americas includes North America, Central America and South America. In 2000, customer sales in this segment were $381,900,000 across all product lines. The sales and marketing efforts in this segment are evolving to provide support specific to the needs of each unique market. Currently, the Americas' products and services are sold through an array of channels intended to optimize access to the Company's customers. These distribution channels are as follows:

         DIRECT. Products sold through direct channels include security and life safety systems, key management and access control systems. Direct sales of security and life safety systems include sales to national, regional or local system installation and service businesses, as well as to multi-family housing management companies. The Company also has a nation-wide sales force supporting its network of over 2,000 independent dealers. Through its independent dealer network, the Company's wireless security products are sold throughout the United States and Canada. The Company uses account managers to maintain relationships with national customers. These large security companies represent sales from all product categories of the Americas and offer the potential for significant market penetration, broad geographic coverage and well-known brand names within the industry. The Americas has one customer that was responsible for 18% of the total revenues of this segment on a pro forma basis in 2000 and 13% of the Company's total consolidated revenues on a pro forma basis in that year. The loss of the business of this customer could have a material adverse effect on the business of the Company. Key management systems are sold directly to real estate boards and their members. Access control systems are sold directly to several large, multinational companies. These systems are customized to meet the specific needs of the customer prior to shipment.

         WHOLESALE DISTRIBUTION. Wholesale distribution is used to distribute a portion of the Company's intrusion and fire-related products to the professional installers serving the small to mid-size companies. Distributors sell the Company's entire product line designed for their customers. The distributors and professional installers are supported by customer service groups that provide sales literature, product information and technical support. Approximately 9% of the Americas' sales are through one national distributor.

         SYSTEMS INTEGRATORS. The Company sells to over 150 independent system integrators located throughout North America. System integrators design, install and customize several independent systems, such as intrusion and fire protection, access management and video surveillance to create an "integrated" system based on the requirements of the enterprise. These complex, integrated systems are purchased primarily by large companies, institutions and governmental entities through the system integrators. The system integrators utilize the following products sold by the Company: electronic access control systems, video surveillance systems, fiber optic transmission systems, multiplexing equipment and digital storage media products.

EUROPE & AFRICA

         OVERVIEW. Europe & Africa uses a marketing, sales and technical support organization of over 300 people located in over 20 countries to market its products and services. With a presence in Europe for over 30 years, the Company believes it is well known within the industry. Europe & Africa has maintained its industry relationships by providing a dedicated sales team, technical and customer support and training for each local market. Local distribution and support centers provide the regional infrastructure to align both product and service with customer demands. The Company is experienced in compliance processes and the needs of the customers in each country. Europe & Africa is a full service supplier, offering a complete line of products from security system components to integrated systems. Total customer sales for 2000 were $135,500,000. Europe & Africa's products are sold through a variety of distribution channels including large security companies, specialized distribution and system integrators.

         Europe & Africa maintains manufacturing and research and development operations in Ireland, the Netherlands, the United Kingdom and South Africa, and additional research and development operations in Poland. The Company's six most significant European countries by sales volume are Belgium, France, Germany, Italy, the Netherlands and the United Kingdom.

         DIRECT. Europe & Africa designs and manufactures products and systems for large security companies. These customers offer the potential for broad coverage of the European market and well-known brand names within the industry. The Company uses an account manager to manage the relationship with these customers. The large security companies represent sales from all product categories.

         SPECIALIZED DISTRIBUTION. The majority of the business in this segment is through its own distribution network of 42 offices and branches located in 19 countries in Europe and South Africa to the professional security installer. The majority of intrusion systems are sold through this network. The breadth of the Company's operations in Europe allows the Company to manage the relationships with the professional installers through local customer and technical support. In addition, a number of independent security distributors sell the Company's product in several regions. These distributors operate in a similar way and sell the same intrusion equipment as a Company distribution location. In addition, a number of select security distributors sell other intrusion products in a variety of markets and regions. The Company's brand of intrusion equipment sold through security distributors includes Aritech, Sentrol, Cosmotron(TM), GBC(R) and Arrowhead(TM).

         SYSTEM INTEGRATORS. Europe & Africa also sells through a network of selected system integrators. The following product categories are distributed through the system integrators: electronic access control systems, video surveillance equipment and communication interface products.

         Europe & Africa sells its products and systems through a mix of channels, depending on the products. Europe & Africa sells intrusion systems through its network of installers and dealers. These systems are designed for use in residential and commercial applications and comply with local security and telephone company requirements. In some instances, distributors are used to represent the Company in specific geographical areas. The segment sells electronic access control systems primarily to professional installers and system integrators. The Aritech One-Card(TM) product family is sold principally to professional installers through the Company's specialized distribution network in Europe. The target market for the One-Card product family is the commercial market. The Casi-Rusco brand products are sold through a network of selected systems integrators. The target market for the Casi-Rusco product line consists of large or multi-site companies, institutions and governmental entities. Video surveillance systems and fiber optic communication products are relatively recent offerings for Europe & Africa and are sold primarily to specialized and regional distributors.

ASIA PACIFIC

         Asia Pacific currently represents a small portion of the Company's revenues, with 2000 sales of $22,800,000. Asia Pacific sells product through regional distributors, installing dealers, system integrators and multi-national companies. During 1996, the Company established sales offices in Shanghai and Shenzhen, in the People's Republic of China. The Shanghai operation also provides low cost assembly of smoke detectors. Asia Pacific augmented these sales groups with a marketing and support staff in Hong Kong. The sales group's objective is to provide sales and marketing support in the region for product supplied mainly from the Americas. Another responsibility of this group is to provide feedback to all of the Company's technology centers on international requirements of the Asia Pacific region. The 1999 acquisition of the assets of Tecom Systems Pty. Ltd. in Australia strengthened the Company's presence in the Asia Pacific region. The Company believes that Tecom is a recognized brand in Australia and has manufacturing capabilities for regional product delivery. Although economic conditions have curtailed revenue growth in the region, the Company remains committed to business development in the Asia Pacific region consistent with the Company's global strategy.


PRODUCT DEVELOPMENT

         The Company expands and enhances its product offerings through both research and development and acquisitions. The steady addition of new products and technologies through these efforts has contributed to the Company's continued revenue growth. In the years ended December 31, 2000, 1999 and 1998, the Company had research and development expenditures of $22,600,000, $17,100,000 and $13,400,000, respectively.

         The Company is currently developing a fiber optic based digital communication system targeting the corporate market. With this system, two fiber optic cables can provide video, voice and data communication for up to 150 miles and allows for line extensions of up to 32 nodes.


INTELLECTUAL PROPERTY

         The Company relies on trademarks, trade secrets and patents to protect its intellectual property. The Company currently holds numerous United States and foreign patents, including patents relating to security and fire alarm sensor and control technologies, access control architectures, video signal processing, and communications protocols. The Company also has a number of United States and foreign patent applications pending. The Company is a licensee and a licensor of various intellectual property and expects to continue this practice. While the Company believes patents and other forms of intellectual property are valuable assets to the conduct of its business, no single patent, license, or group of patents or licenses, is critical to the Company's financial results.

         Interlogix owns many trademarks that are used in the conduct of its business. Interlogix considers these trademarks to be valuable assets. Some of the marks owned by Interlogix or its wholly-owned subsidiaries are: Access, Advantage Express III, Advisor, Aritech, Arrowhead, ATS, Caddx, Casi-Rusco, Challenger, Commander, Concord, Concord Express, Cosmotron, CS Cyberdome, dKey, Easy Access, eKey, ESL, Fiber Options, FOXdbn, GBC, ITI, Kalatel, Moose, Mobile View, NX, One-Card, Parallel Video Processing, Picture Perfect, Range Controlled Radar, Ranger, Remote Surveillance Module, RSM, Secure Perfect, Sentrol, Simon, StoraKey, Supra, SupraMax, Tecom, Touchtalk and TRACcess. Product and service names of other companies mentioned may be trademarks or service marks of those respective companies.

COMPETITION

         The security industry continues to be highly competitive. The Company's principal competitor in the intrusion and fire protection systems business is Pittway Corporation, which manufacturers and distributes burglar, fire and other security systems under the names Ademco, Systems Sensor, FireLite and Notifier. In February 2000, Honeywell International Inc. acquired Pittway. In addition, Honeywell has announced that it intends to merge with General Electric Company. Tyco International Ltd., the parent company of ADT Securities Systems, Inc. (the Company's largest customer for security and life safety products), acquired Simplex Time Recorder Co., a maker of fire and security systems, in early 2001. The Company also competes in this market with C&K Systems, which is also owned by Honeywell, Detection Systems, Inc., DSC Security Systems Limited, Apollo Fire Detectors Limited and Cerberus, a division of Siemens Building Technologies AG. Some of these competitors, particularly Honeywell, have greater financial resources than the Company.

         The video surveillance industry has many participants in the manufacturing sector that are large, well-known producers of diverse video and related technology. The Company's primary competitors in the video surveillance systems industry include Sensormatic Electronics Corporation, Philips Electronics, Sony Corporation, Matsushita Electric Corporation of America (d/b/a Panasonic), Ultrak, Inc. and Pelco.

         In the electronic access control industry, the Company's primary competitors are Sensormatic, Lenel, Northern Computers (owned by Honeywell) and Cardkey Systems (owned by Johnson Controls, Inc.). There can be no assurance that other firms with greater financial or other resources will not enter into direct competition with the Company or that new technologies will be developed and introduced into the marketplace, which could adversely affect the Company's business.

GOVERNMENT REGULATION

         Substantially all of the components in the Company's wireless security systems require approval by the FCC before the systems may be marketed in the United States. The FCC regulates all communications by telephone and radio frequency. All of the Company's wireless security systems use radio frequency to send data from sensors and user interfaces to the control panel. All of the Company's control panels communicate with the central monitoring system through telephone lines. Although the Company has obtained FCC approval of its products in the past, it cannot predict whether it will obtain FCC approvals for components of future products or whether FCC regulations might change with respect to the Company's current or future products. In addition, sales of the Company's products in countries outside of the United States usually are subject to similar types of approvals by regulatory authorities in those countries. The Company also is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous material, the discharge of material in the environment and otherwise relating to the protection of the environment. The Company believes it has complied in all material respects with all such laws and regulations.

SALES TO A SIGNIFICANT CUSTOMER

         For the year ended December 31, 2000, ADT Security Systems, Inc. accounted for approximately 13% of the Company's revenues on a pro forma basis. See "Risk Factors."

EMPLOYEES

         On December 31, 2000, the Company had 3,344 full-time employees, consisting of 1,842 in manufacturing, 368 in engineering and product development, 791 in sales and customer service, 237 in management and administration and 106 in marketing. These employees do not include contract workers in the Mexico facility that perform contract manufacturing for the Company. The Company believes employee relations are good.

                                  RISK FACTORS

BERWIND LLC CONTROLS THE COMPANY AND CAN DIRECT THE OUTCOME OF CORPORATE MATTERS REQUIRING STOCKHOLDER APPROVAL

         As a result of the merger between ITI Technologies, Inc. and SLC Technologies, Inc., Berwind owns approximately 81 percent of the issued and outstanding shares of the Company's Common Stock, which is the only class of voting securities issued by the Company. Berwind has the power to control the outcome of substantially all matters requiring stockholder approval, including:

         o the election of directors (subject to the Voting Agreement by and among Berwind Group Partners, Thomas L. Auth and MLGA Fund II, L.P.);

         o  the control of the Company's management and policies; and

         o the determination, without the consent of the Company's other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets.

         Berwind will also be able to prevent or cause a change in control of the Company and will be able to amend the Company's certificate of incorporation and by-laws without the approval of any other of our stockholders.

CHANGES IN THE COMPETITIVE ENVIRONMENT MAY CAUSE THE COMPANY'S NET OPERATING REVENUES AND PROFITABILITY TO DECLINE

         The security industry is highly competitive, and it may become even more competitive in the future. If the Company is unable to compete effectively with other manufacturers of intrusion, fire protection, video surveillance and access control systems, the Company's net operating revenues and profitability may decline. Other manufacturers may have superior resources and greater name recognition than the Company does, and therefore may procure more customers than the Company can. For example, Honeywell International Inc. and Tyco International Ltd. have divisions or subsidiaries that compete with the Company in the security and life safety market. In the video surveillance industry, the Company competes with companies such as Sony, Philips and Panasonic. These and other companies have extensive resources and greater brand recognition than the Company. See "--Competition."

CHANGES IN EXCHANGE RATES AND INTEREST RATES MAY EXPOSE THE COMPANY TO INCREASED RISKS WHICH MAY NEGATIVELY EFFECT ITS PROFITABILITY

         The Company regularly conducts transactions in local currencies of the foreign countries in which it does business, which are then translated into U.S. currency. The effect of changes in exchange rates may have an adverse effect on the Company's results of operation. For example, 25% of the Company's total revenue for the twelve months ended December 31, 2000 was denominated in foreign currencies. In addition, the Company currently carries long term debt on which it pays a variable rate of interest.

THE INCREASED CONSOLIDATION IN THE SECURITY INDUSTRY MAY NEGATIVELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE

         In recent years, there has been a trend for companies to merge and consolidate in the security industry. For example, the Company's principal competitor in the security and life safety industry, Pittway Corporation, was acquired by Honeywell International Inc in February 2000. Tyco International Ltd. acquired Simplex Time Recorder Co., which is both a customer and a competitor of the Company in the security and life safety industry in February 2001. Tyco is the parent company of ADT, the Company's largest customer for security and life safety products. General Electric has also announced that it intends to acquire Honeywell. If the Company's competitors continue to consolidate, they may have a larger share of the markets in which the Company competes, as well as greater resources with which to conduct their business. If the Company's competitors have a larger market share and greater resources, they may negatively effect the Company's ability to find new customers and sell its products. In addition, some of the Company's customers may discontinue purchasing Interlogix's products and instead rely on vertically integrated supply chains.

A SINGLE CUSTOMER ACCOUNTED FOR MORE THAN 10% OF THE COMPANY'S REVENUES LAST
YEAR

         A single customer of the Company accounted for approximately 13% of the Company's revenues in 2000 on a pro forma basis. There is no agreement that obligates this customer to purchase products from the Company. Moreover, the products that this customer purchases from the Company could be provided by other suppliers. If the Company does not maintain competitive pricing and/or productive features, it could lose this customer's business. A significant reduction or loss in this single customer's business could harm the Company's financial performance.

THE COMPANY'S TECHNOLOGY COULD BECOME OBSOLETE

         The products manufactured by the Company are based on technology that could become obsolete in the future. Even though the Company continuously researches and attempts to develop new technology and products, its competitors might develop new products that would make the Company's products obsolete. If its products become obsolete and the Company is unable to replace them with other products, the Company's net operating revenues and profitability would decline.

THE COMPANY'S SUPRA DIVISION MAY BE UNABLE TO MAINTAIN OR INCREASE ITS REVENUES IF ALTERNATIVE PRODUCTS TO THE ADVANTAGE EXPRESS III OFFERING ARE COMMERCIALLY SUCCESSFUL

         The Supra Division's electronic key management systems are sold primarily to real estate agents in the United States and Canada, approximately 85% of whom are currently users of Supra's key management systems. In order for Supra to maintain or increase its revenues in the real estate market, it must convert a substantial number of its existing customers to the Advantage Express III offering. If other companies successfully develop and market products that compete with the Advantage Express III offering, the Supra Division's ability to maintain its market share and to maintain or increase its revenue may be adversely impacted.

THE COMPANY MAY HAVE DIFFICULTIES INTEGRATING THE TECHNICAL, OPERATIONAL AND STRATEGIC ASPECTS OF ITS BUSINESS

         As the Company continues to integrate SLC and ITI, it may encounter substantial difficulties, costs and delays involved in integrating common information and communication systems, operating procedures and financial controls that have not already been integrated. If the integration of the two companies goes poorly and disrupts the Company's business, the future financial performance of the Company may not be as strong as was anticipated when it agreed to do the Merger.

ITEM 2.                 PROPERTIES

         The Company maintains offices in the Americas, Europe, Africa and Asia-Pacific. The principal facilities are as follows:

Location                   Space (sq. ft.)     Lease or Own     Principal Products              Principal Purpose
North St. Paul, MN         148,000             Lease            Wireless Intrusion and Fire     Administration,
                                                                Protection                      Manufacturing, Sales and
                                                                                                Technology Center

Tualatin, OR               140,000             Lease            Intrusion, Fire Protection,     Manufacturing, Sales and
                                                                Access Control and Video        Administrative
                                                                Surveillance

Hickory, NC                108,000             Lease            Intrusion, Fire Protection,     Manufacturing
                                                                Access Control and Video
                                                                Surveillance

Boca Raton, FL             89,000              Lease            Access Control                  Technology Center, Sales and
                                                                                                Administration

Salem, OR                  80,000              Lease            Key Management                  Manufacturing, Sales and
                                                                                                Administration

Gladewater, TX             64,000              Own              Hardwired Intrusion             Manufacturing

Weert, The Netherlands     62,000              Lease            Intrusion and Fire Protection   Manufacturing and Technology
                                                                                                Center

Dublin, Ireland            27,000              Lease            Intrusion and Fire Protection   Manufacturing

Brussels, Belgium          24,000              Lease            None                            European Headquarters

Corvallis, OR              20,000              Lease            Video Surveillance              Manufacturing, Technology
                                                                                                Center, Sales and
                                                                                                Administration

Mitcham, Australia         20,000              Lease            Integrated Systems              Manufacturing, Sales and
                                                                                                Administration

Bohemia, NY                18,700              Lease            Communications                  Technology Center, Sales and
                                                                                                Administration

Costa Mesa, CA             16,000              Lease            Digital Video                   Technology Center,
                                                                                                Manufacturing, Sales and
                                                                                                Administration

Austin, TX                 7,000               Lease            None                            Worldwide Headquarters

South Hackensack, NJ       6,000               Lease            Video Surveillance              Technology Center, Sales and
                                                                                                Administration

         The Company leases small warehouse and shipping point facilities in Anaheim, California, Richmond, Virginia and Toronto, Canada. The Company also leases other sales offices that are not material.

         The Company considers its key properties identified above as suitable to its business and in general, adequate for its current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

                        The Company is not currently party to any material legal proceedings.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2000, or through the date of this filing.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "ILXI." As of March 27, 2001, there were approximately 67 record holders of the Company's Common Stock.

         The following table sets forth, on a quarterly basis, the high and low closing sale prices for the Company's Common Stock for the two years ended December 31, 2000:

          1999                                HIGH                         LOW
                                             ------                       ------
          Quarter:
          First                              $36.88                       $29.88
          Second                             $29.50                       $21.88
          Third                              $30.06                       $20.56
          Fourth                             $30.50                       $26.50

          2000

          Quarter:
          First                              $31.62                       $25.88
          Second                             $30.03                       $13.50
          Third                              $15.78                       $ 9.50
          Fourth                             $20.00                       $12.00

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial information consists of the historical accounts of SLC, the accounting acquirer as a result of the Merger on May 2, 2000. ITI information is included for the periods subsequent to the Merger date. The financial information set forth below is not necessarily indicative of results of future operations and is qualified by reference to and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                     2000               1999               1998
                                                                  --------------     --------------     --------------
                                                                    (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                                         $        539.5     $        427.8     $        375.6
                                                                  --------------     --------------     --------------
Gross profit
            ............$                                                  226.8              187.0              169.4
            ............%                                                   42.0%              43.7%              45.1%
Acquired in-process research and development
                                                                            37.8                 --                 --
Restructuring and other                                                     11.1                 --                 --
Operating income, before management fees                                     2.0               53.4               49.8

Net income (loss)                                                 $        (28.5)    $         25.7     $         20.7
Earnings per share:
Basic                                                             $        (1.58)    $         1.70     $         1.36
Diluted                                                           $        (1.58)    $         1.69     $         1.36
Cash dividend per diluted share                                               --                 --     $         0.23
Weighted average shares outstanding
Basic                                                                 18,008,204         15,170,640         15,170,640
Diluted                                                               18,008,204         15,261,664         15,200,981
BALANCE SHEET DATA:
Working capital                                                   $        118.3     $         70.7     $         54.8
Total assets                                                               633.0              317.9              273.6
Total debt, including related party debt and capital leases (a)
                                                                           227.3               71.3               53.1
Stockholders equity (a)                                                    247.0              166.9              147.5
OTHER DATA (UNAUDITED):
EBITDA (b)                                                                  35.7               69.3               59.0
Cash flows from operating activities                                        10.8               36.3               38.5
Cash flows from investing activities                                      (173.7)             (41.4)             (13.5)
Cash flows from financing activities                                       154.3               16.4              (31.9)
                                                                         YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                     1997               1996
                                                                  --------------     --------------
                                                                         (Dollars in millions,
                                                                        except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                                         $        326.0     $        275.7
                                                                  --------------     --------------
Gross profit
            ............$                                                  141.4              113.8
            ............%                                                   43.4%              41.3%
Acquired in-process research and development
                                                                              --                 --
Restructuring and other                                                       --                 --
Operating income, before management fees                                    36.7               28.0

Net income (loss)                                                 $         10.1     $          7.5
Earnings per share:
Basic                                                             $         0.67     $         0.49
Diluted                                                           $         0.67     $         0.49
Cash dividend per diluted share                                               --                 --
Weighted average shares outstanding
Basic                                                                 15,170,640         15,170,640
Diluted                                                               15,170,640         15,170,640
BALANCE SHEET DATA:
Working capital                                                   $         58.5     $         50.0
Total assets                                                               270.5              248.3
Total debt, including related party debt and capital leases (a)
                                                                            79.8              133.1
Stockholders equity (a)                                                    127.6               63.5
OTHER DATA (UNAUDITED):
EBITDA (b)                                                                  46.5               37.4
Cash flows from operating activities                                        38.7               20.6
Cash flows from investing activities                                       (29.8)             (60.7)
Cash flows from financing activities                                         4.7               43.7

(a) On October 10, 1997, Berwind Corporation distributed the stock of SLC to its parent, Berwind LLC, formerly Berwind Group Partners, in a non-taxable spin-off transaction. At the same time, SLC obtained a credit facility, the proceeds from which were used to repay a portion of the intercompany debt to Berwind Industries, Inc. The balance of this intercompany obligation of approximately $58.5 million was recorded as a capital contribution to SLC and credited to paid-in capital.

(b) The Company has calculated EBITDA by adding: (1) income before income taxes, (2) interest expense, net and (3) depreciation and amortization. The Company included data concerning EBITDA because management believes it is a measure of operating performance before leverage and the Company understands that investors use it to evaluate historical performance and the value of the Company. EBITDA is not determined in accordance with U.S. GAAP. EBITDA is not indicative of net income or cash flows from operating, investing or financing activities determined in accordance with GAAP, and you should not consider EBITDA in isolation, or as an alternative to, or more meaningful than, measures of performance determined in accordance with U.S. GAAP. In addition, EBITDA, as defined herein may not be comparable to similarly titled measures used by other companies. In 2000, EBITDA includes a charge of $37.8 million for the write-off of acquired in-process research and development and a charge of $11.1 million for restructuring and other costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Interlogix, Inc. (the "Company"), a Delaware corporation, was incorporated in 1992. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind, LLC, formerly known as Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company surviving (the "Merger). Since Berwind obtained a controlling interest in the Company, the Merger was accounted for as a reverse acquisition of the Company (formerly known as ITI Technologies, Inc. ("ITI")) by SLC (see discussion in Note 3 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                        The following table illustrates for the periods indicated, both the amounts and percentages which certain items of income and expense are to net sales:

                                              YEAR ENDED DECEMBER 31
                                       -------------------------------------
                                         2000          1999          1998
                                       ---------     ---------     ---------
                                                    (in millions)
 Sales .............................   $   539.5     $   427.8     $   375.6
                                       ---------     ---------     ---------
 Gross Profit ......................       226.8         187.0         169.4
 Selling, General and Administrative       136.5         112.6         104.7
 Research and Development ..........        22.6          17.1          13.4
 Amortization of Intangibles .......        18.5           9.2           8.1
 Acquired in process R&D ...........        37.8            --            --
 Restructuring, and other charges ..        11.1            --            --
                                       ---------     ---------     ---------
 Operating Income ..................         0.3          48.1          43.2
 Interest Expense, net .............        14.6           4.6           4.8
 Other (Income) Expense, net .......        (1.9)         (1.7)          0.8
                                       ---------     ---------     ---------
 Income (Loss) Before Taxes ........       (12.4)         45.2          37.6

 Income tax provision ..............        16.1          19.5          16.9
                                       ---------     ---------     ---------
 Net Income (loss) .................   $   (28.5)    $    25.7     $    20.7
                                       =========     =========     =========

                                                YEAR ENDED DECEMBER 31
                                       -------------------------------------
                                         2000          1999          1998
                                       ---------     ---------     ---------
 Sales .............................       100.0%        100.0%        100.0%
                                       ---------     ---------     ---------
 Gross Profit ......................        42.1%         43.7%         45.1%
 Selling, General and Administrative        25.3%         26.3%         27.9%
 Research and Development ..........         4.2%          4.0%          3.5%
 Amortization of Intangibles .......         3.4%          2.2%          2.2%
 Acquired in process R&D ...........         7.0%           --            --
 Restructuring, and other charges ..         2.2%           --            --
                                       ---------     ---------     ---------
 Operating Income ..................         0.0%         11.2%         11.5%
 Interest Expense, net .............         2.7%          1.1%          1.3%
 Other (Income) Expense, net .......        (0.4)%        (0.4)%         0.2%
                                       ---------     ---------     ---------
 Income (Loss) Before Taxes ........        (2.3)%        10.6%         10.0%
 Income tax provision ..............         3.0%          4.6%          4.5%
                                       ---------     ---------     ---------
 Net Income (loss) .................        (5.3)%         6.0%          5.5%
                                       =========     =========     =========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Sales. Sales increased from $427.8 million for the year ended December 31, 1999 to $539.5 million for the year ended December 31, 2000, which represents an increase of $111.7 million, or 26.1%. The increase in sales is due primarily to the Merger with ITI on May 2, 2000, which contributed sales from the date of acquisition of $91.9 million. Foreign currency adjustments adversely impacted sales by $20.4 million during 2000. Excluding sales from ITI and the impact of foreign currency adjustments, sales growth would have been 9.4% for the year ended December 31, 2000 as compared to 1999. The launch during the third quarter of a product line which combines residential key access control and real estate agent productivity tools was a primary factor attributing to the increase in sales. This program was the primary contributor to the growth in key management systems which accounted for $18.8 million of total sales growth. Growth for this product line is expected to continue into 2001 as only 10% of the potential real estate market has converted to this offering. Growth for digital video products represented $16.5 million of total sales growth as compared to the prior year. Shipments of digital video recording equipment, mainly for commercial and education institutions, primarily contributed to growth. Sales for the year ended December 31, 2000 were negatively impacted during the first half of the year by weak demand for enterprise systems and lower than expected demand due to an inventory reduction program by a major distributor in the United States.

         Gross Profit. Gross profit increased from $187.0 million for the year ended December 31, 1999 to $226.8 million for the year ended December 31, 2000, which represents an increase of $39.8 million, or 21.3%. As a percentage of sales, gross profit was 43.7% for the year ended December 31, 1999 versus 42.1% for the year ended December 31, 2000. For the year ended December 31, 2000, the decrease in gross profit as a percentage of sales is due to a combination of factors. The Merger related factors include the write-off of inventory due to the decision to discontinue a product (see Note 12 to the consolidated financial statements) and the amortization of an inventory write-up to fair value which had a combined impact of $5.2 million, or 1.0% of sales. The impact of currency fluctuations relating to the strength of the U.S. dollar to foreign currencies also impacted gross profit. Currency fluctuations had an adverse impact on gross profit for 2000 by $4.6 million as compared to 1999. Additionally, during 2000 the procurement costs for some components included premiums paid due to global supply limitations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $112.6 million for the year ended December 31, 1999 to $136.5 million for the year ended December 31, 2000 which represents an increase of $23.9 million, or 21.2%. As a percentage of sales, selling, general and administrative expenses were 26.3% for the year ended December 31, 1999 versus 25.3% for the year ended December 31, 2000. The increase in selling, general and administrative expenses was due primarily to the inclusion of ITI as a result of the Merger which added $17.5 million of expense for the year ended December 31, 2000. Included in 2000 expense is $0.8 million related to the Merger. The reduced expenses, relative to sales, is due partly to synergies within security and life safety product lines as a result of the Merger as well as the elimination of management fees paid to Berwind. Additionally, expenses were positively impacted by foreign currency adjustments of $5.6 million. Selling, general and administrative expenses increased for enterprise technologies product offerings by $7.6 million or 22.7% over the prior year. Expenditures were directed at increasing both customer and technical support activities. Management fees paid to Berwind were $1.7 million and $5.3 million during the years ended December 31, 2000 and 1999, respectively. Payment of management fees to Berwind ceased upon completion of the Merger.

         Research and Development Expenses. Research and development expenses increased from $17.1 million for the year ended December 31, 1999 to $22.6 million for the year ended December 31, 2000 which represents an increase of $5.5 million, or 32.2%. As a percentage of sales, research and development expenses were 4.0% for the year ended December 31, 1999 versus 4.2% for the year ended December 31, 2000. The increase in research and development expenses is due mainly to the Merger, which added $3.9 million during the period from the acquisition date. Excluding the impact of ITI and the associated increased research and development for wireless technology activities, expenses as a percentage of sales would have been 3.5% in 2000 versus 4.0% in 1999. This reduction was due to synergies identified during the Merger which related to redundant intrusion control panel development activities. Additional investments in new product development were directed at several significant product line initiatives. These include: 1) Supra's eKey, a personal digital assistant based platform that combines residential key access and real estate agent productivity tools within one system, 2) an enhanced software interface for the Windows NT platform which will allow networking of computers within an access control system, 3) an asset tracking and data management system utilizing radio frequency identification technology, and 4) wireless security products for international markets.

         Amortization of Intangibles. The amortization of intangible assets increased from $9.2 million for the year ended December 31, 1999 to $18.5 million for the year ended December 31, 2000 which represents an increase of $9.3 million, or 101.1%. The increase in amortization of intangible assets is due principally to the addition of approximately $222.6 million of intangible assets, including goodwill, as a result of the Merger. The identifiable intangible assets acquired include technology, patents, trademarks and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years. Additionally, an acquisition in July 1999 also contributed to the increase in amortization expense for the year ended December 31, 2000 as compared to the prior year.

         Acquired in-process R&D. The Company recorded a non-recurring charge of $37.8 million related to the write-off of the purchased in-process research and development acquired in the merger. The amount of the charge was based on the existing technology and technology in process at the date of the acquisition. This assessment was undertaken by a third party which specializes in these appraisals. The charge for the in-process research and development equated to its estimated current fair value based on risk-adjusted cash flows of specifically identified technologies for which technological feasibility has not been established nor alternative uses exist.

         Restructuring and Other Charges. Upon the completion of the Merger, the Company recorded a pre-tax charge of $11.1 million for costs and actions designed to increase profitability by improving competitiveness and productivity. The components of the restructuring charge include severance costs of $3.0 million and other costs of $1.1 million. In addition, asset impairment charges of $7.0 million principally relate to the elimination of redundant product lines. Planned workforce reduction consisted of 83 positions primarily in research and development and administration that have been eliminated as of December 31, 2000.

         Interest Expense, Net. Net interest expense increased from $4.6 million for the year ended December 31, 1999 to $14.6 million for the year ended December 31, 2000, which represents an increase of $10.0 million or 217.4%. The increase in interest expense is due to increased borrowings of $173.0 million at May 2, 2000 used to finance the incremental debt associated with the Merger. Also contributing to increased interest expense were interest rate increases during 2000. The average rate of interest for 2000 was 8.0% as compared to 1999 of 6.4%.

         Other (Income) Expense, Net. Other income, net of other expense, for the year ended December 31, 1999 was $1.7 million versus $1.9 million for the year ended December 31, 2000. Included in other expense for the year ended December 31, 2000 were currency exchange losses of $0.9 million. Contributing to other net income was the settlement of independent patent infringement lawsuits. The impact of the settlements in 2000 and 1999 was $2.5 million and $2.7 million, respectively.

         Income Tax Provision. Income tax expense decreased from $19.5 for the year ended December 31, 1999 to $16.1 million for the year ended December 31, 2000, which represents a decrease of $3.4 million. The decrease in income tax expense is attributed primarily to the tax benefit related to the restructuring charges recorded during the year ended December 31, 2000. The effective tax rate was (129.5)% for the year ended December 31, 2000, compared to effective tax rate of 43.1% for the year ended December 31, 1999. The effective tax rate in 2000 is affected by the increase in non-deductible charges for goodwill, non-deductible restructuring charges and the write-off of acquired research and development related to the Merger. Excluding the impact of non-deductible restructuring charges and write-off of the acquired research and development, the effective tax rate for 2000 would have been 50.5% as compared to 43.1% for 1999. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Sales. Sales increased from $375.6 million for the year ended December 31, 1998 to $427.8 million for the year ended December 31, 1999, which represents an increase of $52.2 million or 13.9%. The increase in sales for the year ended December 31, 1999 was influenced by two acquisitions; the purchase of Impac Technologies, Inc. in January and Tecom Systems Pty. Ltd. in July of 1999. These two acquisitions accounted for $18.4 million of this increase. Sales were also impacted by increased demand for electronic access control systems, sensors and remote access management systems. Shipments for electronic access control products and sensors to a large national installer of security systems commenced during the middle of 1998, with deliveries occurring for the complete year of 1999. Electronic access control sales, under a business partner arrangement with this national installation company, were $8.3 million during 1998 versus $14.3 million for year ended December 31, 1999. In 1999 the product range for shipments to this customer was expanded to include a broader range of sensors and wireless smoke detectors. This growth provided the major contribution to the increase in sensor and smoke detector sales of $10.5 million. In addition, revenues related to product for remote access management contributed $8.7 million to the growth in revenues. Sales were negatively impacted during the period due to foreign currency translation adjustments. The impact of foreign currency adjustments reduced sales by $6.8 million for the year ended December 31, 1999. Excluding the impact of foreign currency adjustments and the acquisitions, organic sales growth would have been 10.8% for the year ended December 31, 1999.

         Gross Profit. Gross profit increased from $169.4 million for the year ended December 31, 1998 to $187.0 million for the year ended December 31, 1999, which represents an increase of $17.6 million, or 10.4%. As a percentage of sales, gross profit was 45.1% for the year ended December 31, 1998 versus 43.7% for the year ended December 31, 1999. For the year ended December 31, 1999, the reduction in gross profit as a percentage of sales is due to a combination of factors. Product mix and the impact of currency fluctuations relating to the current strength of the U.S. dollar to foreign currencies impacted gross profit. The acquisition of Impac Technologies contributed gross profit margins lower than the average product line margins. In addition, the volume increases to the large national installer discussed in the sales section were at relative gross margins below prior year performance.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $104.7 million for the year ended December 31, 1998 to $112.6 million for the year ended December 31, 1999 which represents an increase of $7.9 million or 7.5%. As a percentage of sales, selling, general and administrative expenses were 27.9% for the year ended December 31, 1998 versus 26.3% for the year ended December 31, 1999. The increase in selling, general and administrative expenses was due to several factors including the acquisitions of Impac and Tecom, which accounted for $3.2 million or 40.5% of this increase. Also impacting expenses in 1999 was spending within the European business to establish a training and technical support infrastructure to support this market for enterprise technologies systems related activities. As part of this program, a technical support center has been established for electronic access control system installations in the United Kingdom. Previously support had been provided through U.S. based resources. Expense increases within the Americas related to supporting the incremental access control demand were directed at training, technical support, and marketing literature programs which accounted for $1.7 million of the increase. During 1999, costs were incurred as a result of the implementation of a common information technology platform for the Americas operations. As part of business development in Asia Pacific, a sales and support office was set up in Hong Kong during 1998. Resources were added during 1999, with regional support supplied through this office. However, relative to sales, expenses have decreased slightly compared to the prior year. Management fees paid to Berwind were $5.3 million and $6.6 million during the years ended December 31, 1999 and 1998, respectively.

         Research and Development Expenses. Research and development expenses increased from $13.4 million for the year ended December 31, 1998 to $17.1 million for the year ended December 31, 1999 which represents an increase of $3.7 million, or 27.6%. As a percentage of sales, research and development expenses were 3.5% for the year ended December 31, 1998 versus 4.0% for the year ended December 31, 1999. This incremental expenditure is due to development efforts to expand the electronic access control operating platform to include Windows NT in addition to the Unix platform. Projects for the European residential market have been focused upon introducing an intrusion control panel offering. A program in conjunction with a major European security company is underway which was targeted to deliver a bi-directional wireless product to the residential market. Investments started in 1998 relating to a radio frequency identification asset tagging system and a digital communications system for fiber optic applications continued into 1999. Additionally, the acquisitions of Impac and Tecom accounted for $0.8 million of the increase in research and development expenses.

         Amortization of Intangibles. The amortization of intangible assets increased from $8.1 million for the year ended December 31, 1998 to $9.2 million for the year ended December 31, 1999 which represents an increase of $1.1, million or 13.6%. The increase in amortization of intangible assets is due principally to the addition of goodwill resulting from the 1999 acquisitions of Impac and Tecom.

         Interest Expense, Net. Net interest expense decreased from $4.8 million for the year ended December 31, 1998 to $4.6 million for the year ended December 31, 1999, which represents a decrease of $.2 million or 4.2%. This decrease resulted from lower average borrowings outstanding under the credit facility due to significant debt repayments in the fourth quarter of 1998, coupled with lower interest rates.

         The sale of the ITI notes receivable on September 25, 2000, eliminated a source of interest income which had accrued from May 2, 2000 until September 25, 2000. The note balance of $21.5 million as of September 25, 2000 generated interest income at an annual rate of approximately 13.5% (see note 6).

         Other (Income,) Expense Net. Other income, net of other expense, for the year ended December 31, 1998 was $0.8 million expense versus ($1.7) million income for the year ended December 31, 1999. The gain in 1999 is primarily due to net proceeds received from the settlement of a patent infringement lawsuit. The impact of the settlement in 1999 was $2.7 million. Net expense for the year ended December 31, 1999 and 1998 included exchange losses of $0.9 million and $0.4 million , respectively.

         Income Tax Provision. Income tax expense was $16.9 million for the year ended December 31, 1998 compared to $19.5 million for the year ended December 31, 1999, which represents a increase of $2.6 million. The increase is attributed primarily to higher earnings in 1999. The effective tax rate was 43.1% for the year ended December 31, 1999, compared to an effective tax rate of 45.0% for the year ended December 31, 1998. The effective income tax rate decreased due to a lower percentage of non-deductible goodwill relative to pre-tax income. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

PRO FORMA INFORMATION

         To facilitate a meaningful discussion of the effect of the Merger on the Company during 2000, the following table illustrates the income statement for the quarterly periods in fiscal 2000, with the quarters ended April 1 and July 1, 2000 on a pro forma basis as if the Merger occurred on January 1, 2000. The pro forma data gives effect to actual operating results prior to the Merger and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in the pro forma data. The pro forma data amounts do not purport to be indicative of the results that would have actually been obtained if the Merger had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                                               2000 QUARTER ENDED
                                                         ---------------------------------------------------------------------
                                                            APRIL 1          JULY 1         SEPTEMBER 30        DECEMBER 31
                                                         --------------   --------------    --------------      --------------
                                                                  (Dollars in millions, except per share data)
        Sales ........................................   $        128.5   $        136.3    $        154.1      $        161.6
        Gross Profit .................................             54.8             56.7              68.6                69.7
        Net Income (loss) ............................              1.8             (7.9)              8.0(a)              8.6
        Earnings per share
          Basic ......................................   $          .09   $         (.41)   $          .41      $          .44
          Diluted ....................................   $          .09   $         (.41)   $          .41      $          .44
        Weighted average shares outstanding
          Basic ......................................       19,439,012       19,439,012        19,444,737          19,444,737
          Diluted ....................................       19,530,036       19,439,012        19,532,479          19,533,387

         Included in operating income for the year ended December 31, 2000 are restructuring and other unusual charges of $13.1 million (after tax amount of $10.7 million), management fees of $1.0 million (after tax amount of $0.6 million) and patent litigation costs of $0.5 million (after tax amount of $0.3 million). The unusual charges noted above include approximately $0.8 million in selling, general and administrative expenses for Merger related costs and $1.2 million in additional cost of sales to reduce certain inventory to its net realizable value. These items reduced diluted pro forma earnings per share by $.04 for the quarter ended April 1, 2000 and $.55 for the quarter ended July 1, 2000.

(a) Excludes a restructuring charge of $2.4 million (after tax amount of $1.5 million).

SEGMENT REPORTING

                                               YEAR ENDED DECEMBER 31
                                        --------------------------------------
                                          1998          1999          2000
                                        ----------    ----------    ----------
                                                    (in millions)
 SALES:
     Americas:
            Customer ................   $    229.1    $    270.2    $    381.9
            Intersegment ............         26.2          27.9          31.6
 Europe and Africa
            Customer ................        136.2         142.3         135.5
            Intersegment ............          1.3           0.9           1.0
 All Other/Eliminations .............        (17.2)        (13.5)        (10.5)
                                        ----------    ----------    ----------

            Total sales .............   $    375.6    $    427.8    $    539.5
                                        ==========    ==========    ==========

 OPERATING PROFIT:
 Americas ...........................   $     37.4    $     43.8    $     65.2
 Europe .............................         21.7          20.3          10.8
 All Other ..........................         (3.9)         (1.5)          0.3

                                        ----------    ----------    ----------
            Total operating profit ..   $     55.2    $     62.5    $     76.3
                                        ==========    ==========    ==========

         Segment operating profit does not include amortization expense, restructuring charges, the write-off of acquired research and development, and certain corporate charges including management fees and intercompany commissions paid on foreign sales. A reconciliation of segment operating profit to operating income as presented in the financial statements can be found in Note 11 to the consolidated financial statements.

         Sales. Net customer sales for the Americas increased from $270.2 million to $381.9 million due primarily to the inclusion of ITI results from the Merger date. ITI contributed $91.9 million to the sales growth. The remaining increase in sales was a result of the launch during the third quarter of a product line which combines residential key access and real estate agent productivity tools. Adversely influencing sales in the Americas was an inventory adjustment by a major distributor of intrusion and fire systems. In addition, weakness in demand for electronic access control equipment to corporate customers impacted sales performance. Net shipments for Europe and Africa of $135.5 million were $6.8 million lower than the comparative period. Excluding the impact of foreign currency translation adjustments of $20.4 million, sales growth in Europe was 9.6% as compared to 1999. During the fourth quarter, shipments commenced in Europe for an intrusion panel with integrated access control. This product line was acquired through the acquisition of Tecom in Australia. This offering is expected to provide growth in 2001.

         Operating Income. Operating income for the Americas of $65.2 million, or 15.8% of sales, compares with $43.8 million, or 14.7%, for the comparable period in 1999. Contributing to this margin improvement is the inclusion of ITI as a result of the merger. ITI's operating margin for the period commencing May 2, 2000 was 22.1%. Adversely impacting operating margins in 2000 were reduced demand for electronic access control systems and increased customer support costs. In addition, increased expenses were directed at the market introduction of several new products. These products include a personal digital assistant based platform that combines residential key access and real estate productivity tools and an asset tagging system utilizing radio frequency identification technology. Component part costs increased during 2000 due to premiums paid to suppliers as a result of global component shortages.

         Operating income for Europe and Africa was $10.8 million, or 7.9% of sales. While the European operation has local manufacturing capability, several product lines are sourced from the U.S. The impact of the strengthening U.S. dollar on sourcing from the U.S. and the translation of foreign currency denominated results to the U.S. dollar has adversely impacted operating income by approximately $4.6 million. During 1999, spending was directed at building a technical support infrastructure to provide local support for the enterprise technologies systems business in Europe and Africa. This has resulted in increased operating expenses for the European operation.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         At December 31, 2000, the Company had $118.3 million in working capital and $225.6 million of outstanding bank indebtedness.

         For the year ended December 31, 2000, net cash provided by operating activities was $10.8 million resulting primarily from operations, with increases in working capital due to accounts receivable and inventory. Cash used in investing activities was $173.7 million for the year ended December 31, 2000, resulting primarily for funding required to complete the Merger obligations. Cash provided by financing activities for the year ended December 31, 2000, was $154.3 million and was primarily related to the borrowings from the Company's credit facility.

         Since the Merger was completed on May 2, 2000, the Company has been providing financing to customers, which funding is generated from residual operating cash available from their operations. On September 25, 2000, the Company completed a sale of the notes receivable associated with this program of $21.3 million to an independent third party. The initial proceeds from the sale were $20.8 million. The notes were sold without recourse except for an additional $1.5 million placed in escrow to cover collection and prepayment issues for a period of up to two years. The departure from providing loans to customers will eliminate future cash outflow related to funding this program. The proceeds for the sale were used to reduce debt.

         Cash flows from operations, supplemented with proceeds from debt financings historically have provided funding for the Company's capital spending and acquisition objectives. Cash flows from operations and financing activities are expected to meet the Company's future resource requirements and provide funding for future acquisitions.


CAPITAL EXPENDITURES

         Capital expenditures for the year ended December 31, 2000 were $23.3 million versus $17.1 million for the year ended December 31, 1999. The Company completed the implementation of a common information technology platform for the U.S. operations and invested in leasehold improvements related to two operating units moving into new facilities. The Company's capital expenditure budget for 2001 anticipated expenditures primarily relate to the expansion of the common information technology platform into the European operations and the introduction of the electronic commerce activities in the America's operations. Capital expenditures will be funded from cash flows from operations and with proceeds from the Company's revolving credit facility.


FINANCING AND CAPITAL STRUCTURE

         Effective with the Merger, the Company entered into five year $325 million senior, first priority, secured credit facility composed of a multi-currency revolving facility in the amount of $225 million and a term facility in the amount of $100 million. At December 31, 2000, the Company had $34.8 million available to borrow under the revolving facility, and had repaid $2.5 million of its $100 million term facility leaving a balance of $97.5 million. The credit facility also includes up to $10 million for letters of credit.

         The credit facilities bear interest, at the discretion of the Company at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) LIBOR plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. The weighted average interest rate on long-term debt, including the effect of interest rate swap contracts, was 5.68%, 6.35%, and 7.97% at December 31, 1998, 1999 and 2000, respectively. The effective interest rate during 1998, 1999, and 2000 was 6.8%, 6.43%, and 6.92% respectively. Commitment fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. As of December 31, 2000, the Company is in compliance with all covenants.


WORKING CAPITAL

         Working capital, excluding cash, at December 31, 2000 was $105.8 million compared to $49.1 million at December 31, 1999, an increase of $56.7 million. The increase in working capital is due primarily to accounts receivable of $21.2 million and inventory of $23.9 million acquired in the merger. Inventory levels included incremental components purchased as a result of the supply shortage experienced during 2000.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment to SFAS No. 133." This statement amends certain accounting and reporting standards of SFAS No. 133. The statement is effective concurrently with SFAS No. 133. The Company adopted SFAS No. 133 and 138 on January 1, 2001. The adoption of SFAS No. 133 and No. 138 did not have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance on recognition, presentation and disclosure of revenue in financial statements. SAB 101 became effective in the last quarter of 2000. The adoption of SAB 101 did not have an impact on the Company's financial position or results of operations.

         In April 2000, the Financial Accounting Standards Board issued Financial Interpretation Number, or FIN, 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25." FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material adverse impact on the Company's financial position or results of operations.

INFLATION

         Due to the relatively low levels of inflation experienced in the 1998, 1999 and 2000 fiscal years, inflation did not have a significant effect on the results of the Company in those fiscal years.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company periodically utilizes interest rate swap agreements and forward exchange agreements to hedge a portion of these exposures. The Company does not use derivatives or other financial instruments for trading purposes. The Company's management believes the risk of incurring material losses related to credit risk is remote. The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk and foreign currency risk are calculated by the Company utilizing a third-party software model, which utilizes standard pricing models to determine the present value of the instruments based on the market conditions (interest rates, spot and forward exchange rates, and implied volatility) as of the valuation date. The utilization of these instruments is described more fully in the Notes 2 and 13 to the consolidated financial statements. The major accounting policies for these instruments are described in Note 2 to the consolidated statements.

         The Company's derivative and other financial instruments consist of cash, accounts receivable, accounts payable, long-term debt (including current portion) and interest rate swaps. The net market value of these financial instruments combined is referred to below as the net financial instrument position. At December 31, 2000, the net financial instrument position was a liability of $227.3 million.

INTEREST RATE RISK

         The Company's debt portfolio, including interest rate swap agreement, as of December 31, 2000, is composed of term debt denominated in U.S. dollars. Substantially all of the Company's debt was variable rate at December 31, 2000, however $30.0 million of this debt was effectively fixed with an interest rate swap. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. Based on the variable-rate debt included in the Company's debt portfolio as of December 31, 2000, a 100 basis point increase in interest rates would result in an additional $2.0 million in interest incurred per year. A 100 point basis decline would lower interest incurred by $2.0 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where the Company does business, thereby reducing the Company's net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge the Company's firm and highly anticipated foreign currency cash flows. At December 31, 2000, the Company was not party to any material foreign currency derivative hedging instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

         The quarterly financial data contained in Item 7 hereof is incorporated by reference in Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 2, 2000, PricewaterhouseCoopers LLP, the independent public accountants of the Company, was dismissed from its engagement to audit the Company's financial statements. The reports of PricewaterhouseCoopers LLP issued on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the two most recent fiscal years and through May 2, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through May 2, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v) under the Securities Act of 1933).

         The Company has provided PricewaterhouseCoopers LLP with a copy of these disclosures and has requested and received from PricewaterhouseCoopers LLP a letter addressed to the SEC stating that it agrees with the above statements.

         On May 2, 2000, the Board of Directors of the Company engaged Arthur Andersen LLP as the independent public accountants to audit the Company's consolidated financial statements. During the two most recent fiscal years and the subsequent interim period through May 2, 2000, the Company did not consult Arthur Andersen LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event. Arthur Andersen LLP had previously been engaged as the independent accountant to audit the financial statements of SLC Technologies, Inc., which merged with and into the Company on May 2, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to the Directors of the Registrant appears on page 4, page 5 and pages 7 through page 10 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 23, 2001, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"); such information is hereby specifically incorporated herein by reference thereto.

         The information required under this item with respect to the Executive Officers of the Registrant appears on page 13 and page 15 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 23, 2001, to be filed by the Registrant with the Commission pursuant to paragraph (3) of General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is contained in the section entitled "Election of Directors" which is located on pages 7 through page 12, and in the sections entitled "Executive Compensation" and "Performance Graph" which are located on pages 14 through page 26 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 23, 2001, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation Committee" contained therein, and the "Performance Graph," which are not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" which is located on pages 6 through page 7 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 23, 2001 to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no material relationships or related transactions other than those disclosed in response to Item 11 of this Part III.

                                     PART IV


                  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND
                               REPORTS ON FORM 8-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

         (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

         (c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

      EXHIBIT NO.  DESCRIPTION
      -----------  -----------

         2.1 Agreement and Plan of Merger and Reorganization dated as of September 28, 1999, as amended, between ITI Technologies, Inc. and SLC Technologies, Inc. incorporated by reference to
                   Exhibit 2.1 of the Company's Current Report on Form 8-K filed on September 30, 1999 (SEC File No. 0-24900).

         2.2 Amendment to Agreement and Plan of Merger and Reorganization, dated as of March 9, 2000, between the Company and SLC, incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed May 12, 2000 (SEC File No. 0-24900).

         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Reg. No. 33-84328).

         3.2       Bylaws of the Company, incorporated by reference to Exhibit
                   3.2 of the Company's Registration Statement on Form S-1 (Reg. No. 33-84328).

         3.3 Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 1997 incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 0-24900).

         3.4 Certificate of Amendment of Certificate of Incorporation filed with the Secretary of the State of Delaware on May 2, 2000 incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 12, 2000 (SEC File No. 0-24900).

         4.1 Rights Agreement dated November 27, 1997, by and between ITI Technologies, Inc. and Norwest Bank Minnesota, N.A., incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form 8-A filed on December 6, 1996 (SEC File No. 0-24900).

         4.2 Amendment No. 1 to the Rights Plan dated September 28, 1999 between ITI Technologies, Inc. and Norwest Bank Minnesota, N.A. incorporated by reference to Exhibit 4.1A to the Company's Current Report on Form 8-K filed on September 30, 1999 (SEC File No. 0-24900).

         4.3       Voting Agreement, by and among Berwind Group Partners, Thomas
                   L. Auth and MLGA Fund II, L.P., dated as of May 2, 2000 incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 12, 2000 (SEC File No. 0-24900).

         10.1 Severance Agreement by and between Kenneth L. Boyda and the Company dated as of October 27, 2000.

         10.2 Severance Agreement by and between Michael S. Lafair and the Company dated as of October 27, 2000.

         10.3 Severance Agreement by and between John R. Logan and the Company dated as of October 27, 2000.

         10.4 Severance Agreement by and between M. Brian McCarthy and the Company dated as of October 27, 2000.

         10.5 Employment Agreement dated April 30, 1997, between CADDX Controls, Inc. and Joe Hurst, incorporated by reference to
                   Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 0-24900).

         10.6 Noncompetition Agreement dated April 30, 1997, between ITI Technologies, Inc. and Joe Hurst, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 0-24900).

         10.7 Separation Agreement, by and among Thomas L. Auth and the Company, dated as of June 29, 2000, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 0-24900).

         10.8 Credit Agreement, by and among SLC Technologies, Inc., PNC Bank, The Bank of Nova Scotia, First Union National Bank, The Chase Manhattan Banks, National City Bank of Pennsylvania, Sun Trust Bank, Atlanta, The Bank of New York, Bank of America, N.A., Summit Bank, Commercial Bank, the Banks named therein and the Borrowers from time to time party thereto, dated as of November 17, 1999, incorporated by reference to
                   Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 0-24900).

         10.9 Assumption Agreement, by the Registrant, delivered to PNC Bank, National Association, as Administration agent, dated as of May 2, 2000, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 0-24900).

         10.10 Amendment No. 1 dated as of September 25, 2000, to Credit Agreement dated as of November 17, 1999 among Interlogix, Inc., the institutions party thereto, PNC Bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks, and First Union National Bank, as documentation agent, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 0-24900).

         10.11 Interlogix, Inc. 2000 Stock Incentive Plan incorporated by reference to Exhibit 99.1 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11, 2000 (SEC File No. 33-36812).

         10.12 SLC Technologies, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the Securities and Exchange Commission on May 11, 2000 (SEC File No. 33-36812).

         10.13 Non-qualified Stock Option Agreement between the Registrant and Thomas L. Auth., incorporated by reference to Exhibit
                   10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 0-24900).

         10.14 Amendment No. 2 dated as of November 29, 2000, to Credit Agreement dated as of November 17, 1999, previously amended as of September 25, 2000, among Interlogix, Inc., the institutions party thereto, PNC Bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks, and First Union National Bank, as documentation agent.

         21.1      Subsidiaries of the Registrant as of December 31, 2000.

         23.1      Consent of Arthur Andersen LLP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Report of Independent Public Accountants.....................................F-2

  Consolidated Balance Sheets..................................................F-3

  Consolidated Statements of Operations........................................F-4

  Consolidated Statements of Stockholders' Equity..............................F-5

  Consolidated Statements of Cash Flows........................................F-6

  Notes to Consolidated Financial Statements...................................F-7

  Financial Statement Schedules...............................................F-26

  Consolidated Supporting Schedule II
     Valuation and Qualifying Accounts.........................................S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interlogix, Inc.:

We have audited the accompanying consolidated balance sheets of Interlogix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlogix, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
   February 13, 2001

                        INTERLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                                                       December 31
                                                                                                  ----------------------
                                                                                                    1999         2000
                                                                                                  ---------    ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................................................   $    21.6    $    12.5
   Receivables, net ...........................................................................        78.2        131.6
   Inventories, net ...........................................................................        40.5         84.9
   Deferred income taxes ......................................................................         4.3          9.2
   Prepaids and other .........................................................................         4.7          5.6
                                                                                                  ---------    ---------
     Total current assets .....................................................................       149.3        243.8

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $42.9 and $55.6, respectively        33.0         50.4

OTHER ASSETS, net .............................................................................         6.5          6.7

INTANGIBLES:
   Other intangible assets, net of accumulated amortization of $17.5 and $25.6, respectively ..        15.0        136.6
   Goodwill, net of accumulated amortization of $42.0 and $48.4, respectively .................       114.1        195.5
                                                                                                  ---------    ---------
     Total Assets .............................................................................   $   317.9    $   633.0
                                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..........................................................         $--    $    16.7
   Accounts payable and accrued expenses ......................................................        78.1        108.6
   Accounts payable - related party ...........................................................         0.5          0.2
                                                                                                  ---------    ---------
     Total current liabilities ................................................................        78.6        125.5

LONG-TERM DEBT ................................................................................        71.3        210.6
DEFERRED INCOME TAXES .........................................................................          --         46.0
OTHER NONCURRENT LIABILITIES ..................................................................         1.1          3.9
                                                                                                  ---------    ---------
     Total liabilities ........................................................................       151.0        386.0
                                                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 30,000,000 shares authorized,
      15,170,640 issued and outstanding at December 31, 1999; 60,000,000 shares
      authorized, 20,401,437 issued and 19,444,737 outstanding at December 31, 2000 ...........         0.2          0.2
   Additional paid-in-capital .................................................................       122.6        234.9
   Treasury shares, at cost, 956,700 common shares ............................................       (15.3)       (15.3)
   Retained earnings ..........................................................................        67.3         38.8
   Accumulated other comprehensive loss .......................................................        (7.9)       (11.6)
                                                                                                  ---------    ---------
     Total stockholders' equity ...............................................................       166.9        247.0
                                                                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity ...............................................   $   317.9    $   633.0
                                                                                                  =========    =========

See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                               Year Ended December 31
                                                  -------------------------------------------------
                                                       1998             1999              2000
                                                  --------------   --------------    --------------
SALES .........................................   $        375.6   $        427.8    $        539.5

COST OF SALES .................................            206.2            240.8             312.7
                                                  --------------   --------------    --------------

      Gross profit ............................            169.4            187.0             226.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..            104.7            112.6             136.5

RESEARCH AND DEVELOPMENT EXPENSES .............             13.4             17.1              22.6


AMORTIZATION OF INTANGIBLES ...................              8.1              9.2              18.5

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT ....               --               --              37.8

RESTRUCTURING AND OTHER
CHARGES .......................................               --               --              11.1
                                                  --------------   --------------    --------------

      Operating income ........................             43.2             48.1               0.3

OTHER (INCOME) EXPENSE:
      Interest expense, net ...................              4.8              4.6              14.6
      Other, net ..............................              0.8             (1.7)             (1.9)
                                                  --------------   --------------    --------------

      Income (loss) before taxes ..............             37.6             45.2             (12.4)

INCOME TAX PROVISION ..........................             16.9             19.5              16.1
                                                  --------------   --------------    --------------

NET INCOME (LOSS) .............................   $         20.7   $         25.7    $        (28.5)
                                                  ==============   ==============    ==============

Net income (loss) per share:
   Basic ......................................   $         1.36   $         1.70    $        (1.58)
   Diluted ....................................   $         1.36   $         1.69    $        (1.58)
Weighted average shares outstanding:
   Basic ......................................       15,170,640       15,170,640        18,008,204
   Diluted ....................................       15,200,981       15,261,664        18,008,204


See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                                        Accumulated
                                                                  Additional                               Other
                                           Number of    Common      Paid-In    Treasury      Retained  Comprehensive
                                             Shares      Stock      Capital      Stock       Earnings       Loss         Total
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balance December 31, 1997                  15,170,640  $      0.2  $    122.6  $    (15.3)  $     24.4   $     (4.3)  $    127.6

Comprehensive income-
Net Income                                         --          --          --          --         20.7           --         20.7
Currency translation adjustment                    --          --          --          --           --          2.7          2.7
                                                                                                                      ----------
Total comprehensive income                                                                                                  23.4
                                                                                                                      ----------

Dividend ($.23 per share)                          --          --          --          --         (3.5)          --         (3.5)
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance December 31, 1998                  15,170,640         0.2       122.6       (15.3)        41.6         (1.6)       147.5

Comprehensive income -
Net Income                                         --          --          --          --         25.7           --         25.7
Currency translation adjustment                    --          --          --          --           --         (6.3)        (6.3)
                                                                                                                      ----------
Total comprehensive income                                                                                                  19.4
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance December 31, 1999                  15,170,640         0.2       122.6       (15.3)        67.3         (7.9)       166.9

Comprehensive loss -
 Net loss                                          --          --          --          --        (28.5)          --        (28.5)
 Currency translation adjustment
                                                   --          --          --          --           --         (3.7)        (3.7)
                                                                                                                      ----------
   Total comprehensive loss                        --          --          --          --           --           --        (32.2)
                                                                                                                      ----------

Issue common stock in connection with the   4,268,372          --       111.2          --           --           --        111.2
merger

Exercise of stock options                       5,725          --         0.1          --           --           --          0.1

Compensation expense                               --          --         1.0          --           --           --          1.0
                                           ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance December 31, 2000                  19,444,737  $      0.2  $    234.9  $    (15.3)  $     38.8   $    (11.6)  $    247.0
                                           ==========  ==========  ==========  ==========   ==========   ==========   ==========



See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                      Year Ended December 31
                                                               ------------------------------------
                                                                  1998         1999         2000
                                                               ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................  $     20.7   $     25.7   $    (28.5)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities--
         Depreciation and amortization ......................        16.6         19.5         32.9
         Deferred income tax provision (benefit) ............         1.1         (0.8)        (1.9)
         Gain on the sale of capital assets .................        (0.1)        (0.8)          --
         Write-off of in-process R&D ........................          --           --         37.8
         Write-off of intangible assets .....................          --           --          7.3
         Amortization of compensation related to
               issuance of stock options ....................          --           --          1.0
         Changes in assets and liabilities, net of effects
            from acquisitions and divestitures--
               Accounts receivable, net .....................        (9.8)        (3.1)       (34.7)
               Inventories, net .............................        (2.6)        (1.0)       (19.9)
               Prepaids and other ...........................         2.0         (3.7)        (0.5)
               Accounts payable and accrued expenses ........        10.6          0.5         17.3
                                                               ----------   ----------   ----------
      Net cash provided by operating activities .............        38.5         36.3         10.8
                                                               ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash received ...................        (0.6)       (22.0)      (170.3)
       Capital expenditures .................................       (12.7)       (17.1)       (23.3)
       Proceeds from sale of capital assets .................         0.7          1.1          0.2
       Proceeds from sale of notes receivable ...............          --           --         20.8
       Other, net ...........................................        (0.9)        (3.3)        (1.1)
                                                               ----------   ----------   ----------
       Net cash used in investing activities ................       (13.5)       (41.4)      (173.7)
                                                               ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings .............................         2.5         59.8        274.1
       Repayment of long-term debt ..........................       (30.9)       (43.4)      (119.8)
       Dividends paid .......................................        (3.5)          --           --
                                                               ----------   ----------   ----------
       Net cash provided by (used in) financing activities ..       (31.9)        16.4        154.3
                                                               ----------   ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................         1.0         (1.7)        (0.5)
                                                               ----------   ----------   ----------

    Net increase (decrease) in cash and cash equivalents ....        (5.9)         9.6         (9.1)

CASH AND CASH EQUIVALENTS, beginning of period ..............        17.9         12.0         21.6
                                                               ----------   ----------   ----------

CASH AND CASH EQUIVALENTS, end of period ....................  $     12.0   $     21.6   $     12.5
                                                               ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
   Interest .................................................  $      4.8   $      5.3   $     15.1
   Income taxes .............................................  $     16.1   $     17.9   $     11.2

See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

1.          BUSINESS AND ORGANIZATION:

            Interlogix, Inc. (the "Company"), a Delaware corporation, was incorporated in 1992. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind LLC, formerly Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company surviving. Since Berwind obtained a controlling interest in the Company, the merger transaction was accounted for as a reverse acquisition of the Company (formerly known as ITI Technologies, Inc. ("ITI")) by SLC (see discussion in
            Note 3 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

            The Company designs, develops, manufactures and distributes a broad range of components, software, systems and services for security, life safety and lifestyle enhancements. These solutions are directed toward the requirements of both business and consumers on a global basis. The Company's products and services are provided through an array of channels, including direct sales, wholesale distribution, specialized distribution and system integrators. The Company has sales and technical support operations in 25 countries and manufacturing and logistics operations in the United States, Europe, South Africa, Australia and China. The Company is represented by the following brand names: Aritech, Caddx, Casi-Rusco, ESL, Fiber Options, GBC, ITI, Kalatel, Sentrol, Supra and Tecom.

            The weighted average common shares outstanding as well as common stock, paid-in capital, stock options and the other components of stockholders' equity have been retroactively restated to give effect to the recapitalization that occurred as a result of the reverse merger (See Note 3).

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Principles of Consolidation

            The accompanying consolidated financial statements prior to May 2, 2000, present the historical results of SLC. All results subsequent to May 2, 2000 consolidate SLC with the consolidated results of ITI. All significant intercompany transactions have been eliminated in consolidation.

            Cash Equivalents

            The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

            The Company's only non-cash investing activity was the issuance of
            15.2 million shares to Berwind in connection with the merger transaction.

            Inventories

            Inventories are stated at the lower of average cost or market, with cost determined on a first-in, first-out basis.

            Property and Equipment

            Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the useful life or the lease term.

            Costs for repairs and maintenance are charged to expense when incurred. Costs for major renewals and improvements that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

            Costs incurred in connection with the development of the Company's enterprise-wide information system are accounted for in accordance with SOP 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use." Development costs and implementation costs are expensed until the Company has determined that the software has probable future benefits. Thereafter, external direct costs of materials and services and qualifying internal costs of development of the software are capitalized and depreciated over the systems estimated useful life. Training costs and costs to reengineer the business are expensed as incurred.

            Intangibles

            The Company records as goodwill the excess of the purchase price paid for business acquisitions over the fair value of the net assets acquired. Goodwill is amortized to income on a straight-line basis over a 20-year period. Other identifiable intangible assets are amortized over their useful lives as follows:

                       Acquired technology:
                          Core technology                      18 years
                          Product-specific technology          12 years

                       Tradenames and trademarks               20 years

                       Customer base and work force            7 years

                       Patents                                 3-17 years

            Also see discussion in Note 3 related to the ITI acquisition. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $8.1 million, $9.2 million and $18.5 million, respectively.

            Impairment of Long-Lived Assets

            Long-lived assets and certain intangibles held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the non-discounted expected future cash flows, excluding interest charges, from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. In 2000, the Company recorded an impairment charge of $7.0 million. (See Note 12).

            Revenue Recognition

            The majority of the Company's revenue is associated with the sale of products and system components and is recognized when product is shipped. Service revenue is recognized over the period that the related services are provided. Revenue from the fee for licensed software is recognized in accordance with AICPA Statement of Position 97-2 with a deferral for post-contract customer support ("PCS"). The revenue for PCS is recognized over the support period. For contracts under which the Company provides product and services, revenue on the product component of the arrangement is recognized based on fair value at time of shipment. Revenue for services is deferred and amortized over the support period. Revenue is reduced to provide a reserve for estimated customer returns and allowances.

            Foreign Currency Translation

            Foreign subsidiaries' functional currency is their local currency. They translate their assets and liabilities into U.S. dollars at current exchange rates in effect at the end of the fiscal period and their revenues and expenses at the average exchange rate for the period. The gains or losses that result from this process are shown as cumulative translation adjustments in the stockholder's equity section of the balance sheet.

            Research and Development Costs

            Research and development costs are expensed as incurred.

            Financial Instruments and Hedging

            The carrying amounts reflected in the accompanying balance sheets for cash and cash equivalents and accounts receivable approximate fair value due to the short-term nature of the instruments. The carrying amount of the long-term debt approximates fair value because the interest rates on these obligations are variable based on market rates.

            The Company uses derivative financial instruments primarily to hedge interest rate and foreign currency risks. The fair value of these derivative instruments is not recognized in the financial statements. The counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparty; however, management believes the risk of incurring losses related to credit risk is remote. Financial instruments are not used for trading purposes.

            Income Taxes

            The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards
            (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates.

            Comprehensive Income

            Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income, which encompasses net income and currency translation adjustment, is included in the consolidated statement of stockholders' equity.

            Recent Accounting Pronouncements

            In June 1998, the FASB issued SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends certain accounting and reporting standards of SFAS No. 133. The statement is effective concurrently with SFAS No.
            133. The Company adopted SFAS No. 133 and 138 on January 1, 2001. The adoption of SFAS No. 133 and No. 138 did not have a material impact on the Company's financial position or results of operations.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective in the last quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

            In April 2000, the Financial Accounting Standards Board issued Financial Interpretation Number, or FIN, 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25." FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

            Reclassifications

            Certain reclassifications have been made to the prior periods to conform to the current year presentation.

3.          BUSINESS COMBINATIONS:

            Merger with ITI

            As discussed in Note 1 to the financial statements, the Company completed the merger transaction of SLC into ITI on May 2, 2000. The merger agreement provided for the exchange of 15.17064 shares of common stock of ITI for each of the issued and outstanding shares of common stock and stock options of SLC. In addition, under the terms of the merger agreement, the stockholders of ITI exchanged approximately 50% of the common stock and stock options outstanding prior to the transaction for cash equal to $36.50 per share or approximately $174.5 million in the aggregate. The remaining 4,268,372 shares of the Company's common stock that remained outstanding was treated for accounting purposes as having been issued by SLC as of May 2, 2000. Upon completion of the transaction, Berwind, the sole stockholder of SLC, owned approximately 15.2 million shares, or 78%, of common stock of the combined company. In accordance with generally accepted accounting principles, the Company accounted for the merger using the purchase method of accounting as a reverse merger since Berwind obtained a controlling interest in the Company. Consequently, the Company was treated as being acquired by SLC for accounting purposes. Accordingly, the financial statements of the Company consist of the historical results of SLC with purchase accounting being applied to the accounts of ITI. ITI's results have been included in the accompanying financial statements beginning on May 2, 2000, the effective date of the merger.

            The total purchase price of approximately $289.8 million for accounting purposes allocated to assets acquired and liabilities assumed was computed based on the following:

                    o The closing price of ITI's common stock of $24.1875 on May 2, 2000 for approximately 50% of the outstanding common stock and stock options of ITI.

                    o The cost of the exchange of ITI's common stock and options of approximately $174.5 million based on a cash price of $36.50 per share, and

                    o  The direct expenses of the transaction.

            In connection with the merger, the Company recorded the assets and liabilities of ITI at their estimated fair market value. The excess of the total consideration paid for ITI over the fair value of assets acquired less liabilities assumed was approximately $95.1 million and was recognized as goodwill. In addition, the Company recorded identifiable intangible assets of approximately $127.7 million. Goodwill is being amortized over a 20-year period. The identifiable intangible assets are being amortized over the estimated useful lives ranging from 7 to 20 years. In addition, the Company recorded a non-recurring charge of approximately $37.8 million related to the write-off of the purchased in-process research and development acquired in the merger. The charge was recorded during the three months ended July 1, 2000. The amount of the charge was based on the purchase price allocation and a valuation of existing technology and technology in process. The charge for the in-process research and development equaled its estimated current fair value based on risk-adjusted cash flows of specifically identified technologies for which technological feasibility has not been established nor alternative uses exist. The acquired in-process research and development related primarily to development of control panels and hardware and software platforms for use in residential security systems.

            The purchase price was allocated to the acquired assets and assumed liabilities in the accompanying financial statements as follows:

                       Net tangible assets......................................   $94.6
                       Other, net...............................................    (8.8)
                       Deferred income taxes....................................   (41.4)
                       Acquired technology......................................    80.2
                       Trademarks and marketing assets..........................    32.3
                       In-process research and development......................    37.8
                       Goodwill.................................................    95.1
                                                                                  ------
                                                                                  $289.8
                                                                                  ======

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

                                           Year Ended December 31
                                      ------------------------------
                                           1999            2000
                                      --------------  --------------
            Sales                     $        549.4  $        580.5

            Gross profit                       244.2           249.8

            Operating income                    57.0            44.5

            Net income                          21.7            10.5

            Net income per share:
            Basic                     $         1.12  $         0.53
            Diluted                   $         1.11  $         0.53
            Weighted average shares:
            Basic                         19,439,012      19,442,657
            Diluted                       19,630,625      19,575,012

            These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

            Included in operating income for the year ended December 31, 1999 are patent defense charges of approximately $4.1 million (after tax amount of approximately $2.6 million) and management fees of approximately $2.8 million (after tax amount of approximately $1.7 million). These items reduced diluted pro forma earnings per share by approximately $0.22. All of these transactions were accounted for under the purchase method of accounting.

            Included in operating income for the year ended December 31, 2000 are restructuring and other unusual charges of approximately $13.1 million (after tax amount of approximately $10.7 million), management fees of approximately $1.0 million (after tax amount of approximately $0.6 million) and patent litigation costs of approximately $0.5 million (after tax amount of approximately $0.3 million). The unusual charges noted above include approximately $0.8 million in selling, general and administrative expenses for merger related costs and approximately $1.2 million in additional cost of sales to reduce certain inventory to its net realizable value. These items reduced diluted pro forma earnings per share by approximately $0.59 for the year ended December 31, 2000.

            Acquisitions

            The Company has acquired numerous businesses during the periods presented. All of these transactions were accounted for under the purchase method of accounting. In 1998, the Company acquired Sectro, a distributor of electronic security, fire detection and closed circuit television systems. In 1999, the Company acquired Impac Technologies, Inc., a designer and manufacturer of computerized video processing equipment, Cosmotron AB, a designer and manufacturer of vault sensor equipment, and Tecom Systems Pty Ltd, a designer and manufacturer of integrated intrusion and access control products. All the related acquisitions have been accounted for under the purchase method of accounting. The total costs of the acquired businesses were approximately $0.8 million and $22.2 million in 1998 and 1999, respectively, with the purchase prices of the significant acquisitions allocated as follows:

                                                                  December 31, 1999
                                                                  -----------------
            Current assets ......................................    $        8.4

            Property and equipment ..............................             0.8

            Goodwill ............................................            19.6

            Liabilities assumed .................................            (6.6)
                                                                     ------------
                                                                     $       22.2
                                                                     ============

            The operating results of all of these businesses were included in the Company's consolidated results of operations from the date of acquisition.

            The following unaudited pro forma information presents the results of the Company as if the acquisitions had taken place on the January 1 of the year prior to the acquisition:

                                                         Year Ended December 31
                                                    -------------------------------
                                                         1998             1999
                                                    --------------   --------------
            Sales ...............................   $        395.9   $        431.9

            Gross profit ........................            176.4            189.5

            Operating income ....................             44.7             49.7

            Net income ..........................             20.7             26.6

            Net income per share:
            Basic ...............................   $         1.37   $         1.75
            Diluted .............................   $         1.36   $         1.74
            Weighted average shares:
            Basic ...............................       15,170,640       15,170,640
            Diluted .............................       15,200,981       15,261,664

            These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

4.          DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

            Accounts receivable, net are composed of:

                                                                December 31
                                                            ---------------------
                                                               1999        2000
                                                            ---------   ---------
            Trade                                           $    80.2   $   134.6
            Other                                                 0.7         1.8

            Less:  Allowance for doubtful accounts                2.7         4.8
                                                            ---------   ---------
                                                            $    78.2   $   131.6
                                                            =========   =========

            Inventories, net are composed of:

                                                                 December 31
                                                            ---------------------
                                                               1999        2000
                                                            ---------   ---------
            Raw Materials                                   $    21.6   $    47.4
            Work-in-process                                       5.5        14.1
            Finished goods                                       17.0        30.6
                                                            ---------   ---------
                                                                 44.1        92.1
            Less:  Inventory reserve                              3.6         7.2
                                                            ---------   ---------
                                                            $    40.5   $    84.9
                                                            =========   =========

            Other intangible assets, net are composed of:

                                                                 December 31
                                                            ---------------------
                                                              1999        2000
                                                            ---------   ---------
            Patents                                         $    15.2   $    15.7
            Trademarks                                             --        35.2
            Acquired technology                                  12.1        91.7
            Other                                                 5.2        19.6
                                                            ---------   ---------
                                                                 32.5       162.2
            Less:  Accumulated amortization                      17.5        25.6
                                                            ---------   ---------
                                                            $    15.0   $   136.6
                                                            =========   =========

            Accounts payable and accrued expenses are composed of:

                                                                 December 31
                                                            ---------   ---------
                                                              1999        2000
                                                            ---------   ---------
            Accounts payable                                $    36.4   $    51.2
            Accrued compensation                                 15.9        17.4
            Deferred revenue                                      4.9        11.8
            Accrued taxes                                         8.8        11.4
            Accrued warranty                                      1.9         2.5
            Other                                                10.2        14.3
                                                            ---------   ---------
                                                            $    78.1   $   108.6
                                                            =========   =========

5.          PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are composed of:

                                                 Useful Life
                                                   (years)                    December 31
                                                 -----------         -----------------------------
                                                                      1999                   2000
                                                                     ------                 ------
            Land                                        --           $  0.3                 $  0.3
            Buildings                                30-40              1.0                    2.1
            Machinery and equipment                   7-12             47.7                   64.0
            Furniture and fixtures                    5-10             15.2                   21.0
            Leasehold improvements                    2-7               4.1                    4.4
            Software and other                        5-7               7.6                   14.2
                                                                     ------                 ------
                                                                       75.9                  106.0
            Less: Accumulated depreciation
                                                                       42.9                   55.6
                                                                     ------                 ------
                                                                     $ 33.0                 $ 50.4
                                                                     ======                 ======

            Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $8.5 million, $10.3 million and $14.4 million, respectively.

6.          SALE OF NOTES RECEIVABLE:

            At the time of the merger ITI had notes receivable that were issued to qualified dealers of wireless residential intrusion and fire systems to assist the dealers in expanding their business opportunities. The Company received a perfected security interest in the dealers monitoring contracts as collateral for the notes. All notes are made at market interest rates adjusted for credit and collateral factors with repayment terms between 36 and 72 months. These notes were recorded at fair value at the date of the acquisition in accordance with APB 16.

            On September 29, 2000 the Company completed the sale of notes with a net book value of approximately $21.5 million to an independent party. The initial proceeds received from the sale were approximately $21.0 million. The notes were sold without recourse except that approximately $1.5 million has been placed in escrow for a period of up to 2 years to cover losses incurred by the counterparty associated with defaults or prepayments. This retained interest is carried at fair value and is included in other assets in the accompanying balance sheet. The net proceeds from the sale of notes will be used to reduce debt. The gain on the sale of these notes in the year ended December 31, 2000 was not material.

7.          LONG-TERM DEBT:

            Long-term debt consists of the following:

                                                                  December 31
                                                         -----------------------------
                                                          1999                  2000
                                                         ------                -------
            Revolving credit facility                    $ 69.3                $ 128.1
            Term facility                                   -                     97.5
            Other                                           2.0                    1.7
                                                         ------                -------
                                                           71.3                  227.3
            Less:  current portion                            -                   16.7
                                                              -                -------
                                                         $ 71.3                $ 210.6
                                                         ======                =======

            At December 31, 2000, future principal payments of long-term debt are as follows:

                     Year Ended December 31 -
             --------------------------------------------
               2001                             $ 16.7
               2002                               17.5
               2003                               19.5
               2004                               27.5
               2005                              146.1
                                                ------
                                                $227.3
                                                ======


            Effective with the merger transaction described in Note 1, the Company entered into a $325.0 million senior, secured credit facility which provides (i) a multi-currency revolving facility in the amount of $225.0 million and (ii) a term facility in the amount of $100.0 million. The credit facility bears interest, at the discretion of the Company, at either: (a) the greater of the Prime Rate, or the Federal Funds Effective Rate plus 0.5%, or (b) LIBOR, plus the applicable margin, which can range from 0.25% to 1.75%, based on the Company's leverage ratio. The weighted average interest rate on long-term debt, including the effect of interest rate swap contracts, was 5.68%, 6.35%, and 7.97% at December 31, 1998, 1999,
            and 2000, respectively. The effective interest rate during 1998, 1999, and 2000 was 6.58%, 6.43%, and 6.75%, respectively. Commitment fees ranging from 0.25% to 0.375%, depending on the Company's leverage ratio, are payable on the undrawn amount of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain financial covenants including maintenance of certain financial ratios as defined in the agreement. As of December 31, 2000, the Company is in compliance with all covenants.

            The revolving facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility was used to finance the merger transaction and to refinance SLC's previous bank debt obligations. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%. The Company incurred debt issue costs of $3.8 million, which are being amortized over the life of the credit facility.

8.          EARNINGS PER SHARE:

            Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, which only includes stock options for the Company. For periods prior to May 2, 2000, the diluted share calculation includes only the common stock and stock options of SLC. As discussed in Note 1, the weighted-average common shares outstanding have been retroactively restated to give effect to the recapitalization that occurred as a result of the merger transaction. Basic and diluted EPS for the year ended December 31, 2000 is not equal to the sum of the quarterly basic and diluted EPS amounts in Note 18 due to the significant change in outstanding shares resulting from the merger transaction.

            The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted
            EPS:

                                                            Year Ended December 31
                                                   ------------------------------------------
                                                      1998           1999           2000
                                                   ------------   ------------   ------------
            Weighted average shares outstanding:
            Basic                                    15,170,640     15,170,640     18,008,204
            Dilutive impact of options                   30,341         91,024             --
                                                   ------------   ------------   ------------
            Diluted                                  15,200,981     15,261,664     18,008,204
                                                   ------------   ------------   ------------

            For the years ended December 31, 1998 and 1999 there were no common stock equivalents that were anti-dilutive.

            Since the Company has a net loss for the year ended December 31, 2000, the potential effect of all common stock equivalents would be anti-dilutive. As a result, the average number of common shares outstanding is the same for purposes of computing basic and diluted EPS for the period.

9.          STOCK INCENTIVE PLANS

            The Company's incentive plans include the former plans of SLC and ITI as well as the 2000 Incentive Plan (the "Plan") adopted by the board of directors and approved by the shareholders in May 2000. The Plan provides for the grant of non-qualified stock options to employers and non-employee directors. Exercise prices and vesting periods are at the discretion of the Company's board of directors. The Company has reserved 1,500,000 common shares for issuance under the Plan and the board of directors must authorize the amount of shares that are issued. During 2000, the Company issued options for 379,272 shares under the former plans prior to the merger and options for 680,000 shares under the Plan. The Company is no longer able to issue options for shares under the former plans.

            For periods prior to May 2, 2000, the stock option summary below only includes activity related to options issued by SLC. As discussed in Note 1, the number of options and their exercise price have been retroactively restated to give effect to the recapitalization that occurred as a result of the merger transaction

            A summary of the Company's stock option plans is presented below:

                                                               1998                                  1999
                                                 -----------------------------------     -----------------------------------
                                                                    Weighted                               Weighted
                                                 Number of          Average              Number of         Average
                                                 Shares             Exercise Price       Shares            Exercise Price
            Balance at beginning of year                379,267           $17.14                379,267          $17.14
            Options granted                                  --               --                     --
            Options forfeited                                --               --                     --
            Options exercised                                --               --                     --
            Options acquired                                 --               --                     --
                                                 --------------                          --------------

            Balance at end of year                      379,267           $17.14                379,267          $17.14
            Exercisable at end of year                  252,845                                 379,267
            Weighted average fair
               value of options                  $           --                          $           --

                                                                  2000
                                                   ------------------------------------
                                                                      Weighted  Average
                                                   Number of Shares   Exercise Price

            Balance at beginning of year                  379,267           $17.14
            Options granted                             1,059,272           $11.95
            Options forfeited                              67,852           $20.63
            Options exercised                               5,725           $15.79
            Options acquired                              805,235           $24.12
                                                      -----------

            Balance at end of year                      2,170,197           $17.08
            Exercisable at end of year                  1,088,135
            Weighted average fair
               value of options                             $8.37


            Additional information related to stock options at December 31, 2000 is as follows:

                                              Options Outstanding                  Options Exercisable
                                   ------------------------------------------   ---------------------------
                                                                   Weighted
                                                  Weighted         Average                     Weighted
                                    Number of     Average          Life         Number of      Average
                                    Shares        Exercise Price   (Years)      Shares         Exercise Price
                                   ------------   ------------   ------------   ------------   ------------
            Exercise Price Range


            $10.50 to 17.14           1,577,000   $      13.38            8.2        272,900   $      16.36

            $20.00 to 24.19             254,372   $      22.13            6.9        483,410   $      18.55

            $30.50                      338,825   $      30.50            4.9        331,825   $      30.50
                                   ------------                                 ------------

                                      2,170,197   $      17.08            7.5      1,088,135   $      21.65

            The Company issued 20,000 non-qualified stock options to a former executive as part of an employment agreement relating to the Merger. These options were not issued as part of the Plan and they vest over a two year term, and expire in August 2003.

            The Company accounts for stock options under the intrinsic value model prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Company's stock-options been determined based upon fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                     Year Ended December 31
                                                ---------------------------------
                                                   1998        1999        2000
                                                ---------   ---------   ---------
                    Net income (loss):
                    As reported                 $    20.7   $    25.7   $   (28.5)
                    Pro forma                        19.8        24.8       (29.8)

                    Earnings (loss) per share
                    As reported:
                                Basic           $    1.36   $    1.70   $   (1.58)
                                Diluted         $    1.36   $    1.69   $   (1.58)

                    Pro forma:
                                Basic           $    1.31   $    1.63   $   (1.65)
                                Diluted         $    1.31   $    1.63   $   (1.65)

            For disclosure purposes, the fair value of the options granted in 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                          Dividend yield:                                0.00%

                          Expected volatility                            30.7%

                          Risk free interest rates                       5.87%

                          Expected lives (years)                         6.6

10. INCOME TAXES

The following table shows the components of income before income taxes and the provision for income taxes:

     Income (Loss) Before Income Taxes:

                                                                        Year Ended December 31
                                                               ---------------------------------------
                                                                  1998          1999           2000
                                                               ----------    ----------     ----------
   Domestic                                                    $     25.6    $     29.4     $    (20.5)
   Foreign                                                           12.0          15.8            8.1
                                                               ----------    ----------     ----------

                                                               $     37.6    $     45.2     $    (12.4)
                                                               ==========    ==========     ==========

     Provision (Benefit) for Income Taxes:

                                                                        Year Ended December 31
                                                               ---------------------------------------
                                                                  1998          1999           2000
                                                               ----------    ----------     ----------
   Federal:
     Current                                                   $      9.3    $     12.5     $      8.8
     Deferred                                                         1.1          (0.7)           2.1
                                                               ----------    ----------     ----------
                                                                     10.4          11.8           10.9
                                                               ----------    ----------     ----------

   State:
     Current                                                          2.0           2.2            1.6
     Deferred                                                          --            --             --
                                                               ----------    ----------     ----------
                                                                      2.0           2.2            1.6
                                                               ----------    ----------     ----------

   Foreign:
     Current                                                          4.5           5.6            3.8
     Deferred                                                          --          (0.1)          (0.2)
                                                               ----------    ----------     ----------
                                                                      4.5           5.5            3.6
                                                               ----------    ----------     ----------
                                                               $     16.9    $     19.5     $     16.1
                                                               ==========    ==========     ==========

Major differences between the Federal statutory rate and the effective tax rate are:

                                                                       Year Ended December 31
                                                               ---------------------------------------
                                                                  1998          1999           2000
                                                               ----------    ----------     ----------
United States federal statutory rate                                 35.0%         35.0%          35.0%
State taxes, net of federal tax benefit                               3.5           3.1           (8.4)
Impact of foreign income tax rates                                    0.2           0.1           (5.8)
Non-tax deductible goodwill amortization                              5.9           5.1          (27.8)
Non-tax deductible Restructuring Charges and write-off of in process research and development
                                                                       --            --         (124.7)
Other                                                                 0.4          (0.2)           2.2
                                                               ----------    ----------     ----------

Effective tax rate                                                   45.0%         43.1%        (129.5)%
                                                               ==========    ==========     ==========

Excluding the impact of non-deductible restructuring charges of approximately $6.4 million and the acquired in-process research and development of approximately $37.8 million, the effective tax rate for the year ended December 31, 2000 would have been 50.5%.

The significant components of deferred tax assets and liabilities are as follows:

                                                          December 31
                                                      ----------------------
                                                        1999         2000
                                                      ---------    ---------
CURRENT:
Gross deferred tax assets:
Warranty reserves                                     $     1.8    $     2.3
Inventory and receivables reserve                           0.9          3.5
Restructuring reserves                                       --          1.4
Other accruals and miscellaneous                            1.6          2.0
                                                      ---------    ---------
   Net current deferred tax assets                          4.3          9.2
                                                      ---------    ---------

LONG TERM:
Gross deferred tax liabilities:
Plant and equipment                                        (0.2)        (0.5)
Intangible assets                                            --        (50.5)
Other                                                      (1.1)        (0.7)
                                                      ---------    ---------
   Deferred tax liabilities                                (1.3)       (51.7)
                                                      ---------    ---------
Gross deferred tax assets:
Net operating loss carryforwards                            1.3          0.9
Foreign tax credits                                         1.2          0.7
Fixed asset write-downs                                      --          3.1
Other                                                       1.3          1.7
Valuation allowance                                        (2.1)        (0.7)
                                                      ---------    ---------
   Deferred tax assets                                      1.7          5.7
                                                      ---------    ---------
Net long-term deferred income tax asset (liability)   $     0.4        (46.0)
                                                      =========    =========

The net current deferred tax assets are recorded in prepaids and other current assets in the Consolidated Balance Sheets.

The deferred tax asset at December 31, 1999 and 2000 includes $3.6 million and $2.6 million, respectively, of federal net operating loss credit carryforwards. These carryforwards expire in various years through 2010. A valuation allowance has been provided for those net operating loss carryforwards, which are now estimated to expire before they were utilized. This valuation allowance related primarily to tax benefits existing at the time of a business combination. In 2000, management determined that the related tax benefits would be realized. As such, the valuation allowance was reversed, and the related tax benefit was credited to goodwill.

In addition, the Company has available unutilized foreign tax credits of approximately $0.7 million as of December 31, 2000, which may be available to offset future U.S. taxes. A valuation allowance has been provided for those foreign tax credits which are now estimated to expire before they are utilized. These credits begin to expire in 2003.

The Company does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries as all of these earnings are considered permanently reinvested. The net accumulated earnings of the Company's foreign subsidiaries at December 31, 1999, and 2000 amounted to $46.2 million and $56.4 million, respectively. As of December 31, 1999 and 2000, an estimated $1.8 million and $1.2 million, respectively, of income and foreign withholding taxes would be due, after consideration of foreign tax credits, if these earnings were remitted as dividends.

11. SEGMENT REPORTING

The Company operates its business on a geographic basis with two reportable segments which include the Americas (North, Central and South America) and Europe and Africa. Included in the All Other category, are: (1) the sales of the Asia Pacific segment which are not significant, (2) intersegment eliminations, and (3) costs related to the corporate functions which are not allocated to the segments.

The accounting policies of the operating segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating profit, excluding amortization expense, management fees and other special charges. Long-lived assets include property, plant and equipment, acquired technology, patents and trademarks, and goodwill.

                                                Year Ended December 31
                                         -----------------------------------
                                           1998         1999         2000
                                         ---------    ---------    ---------
SALES:
Americas-
            Customer                     $   229.1    $   270.2    $   381.9
            Intersegment                      26.2         27.9         31.6
Europe and Africa-
            Customer                         136.2        142.3        135.5
            Intersegment                       1.3          0.9          1.0
All other                                    (17.2)       (13.5)       (10.5)
                                         ---------    ---------    ---------
            Total sales                  $   375.6    $   427.8    $   539.5
                                         =========    =========    =========

OPERATING INCOME (a):
Americas                                 $    37.4    $    43.8    $    65.2
Europe                                        21.7         20.3         10.8
All other                                     (3.9)        (1.5)         0.3
                                         ---------    ---------    ---------
            Total operating income       $    55.2    $    62.5    $    76.3
                                         =========    =========    =========

DEPRECIATION:
Americas                                 $     5.4    $     7.0    $    11.7
Europe                                         3.0          3.0          2.7
All other                                      0.1          0.3           --
                                         ---------    ---------    ---------
            Total depreciation           $     8.5    $    10.3    $    14.4
                                         =========    =========    =========

CAPITAL EXPENDITURES:
Americas                                 $     9.0    $    13.5    $    16.5
Europe                                         3.6          3.4          6.3
All other                                      0.1          0.2          0.5
                                         ---------    ---------    ---------
            Total capital expenditures   $    12.7    $    17.1    $    23.3
                                         =========    =========    =========

TOTAL ASSETS:
Americas                                 $   170.1    $   188.6    $   506.7
Europe                                        72.6         81.9         86.1
All other                                     30.9         47.4         40.2
                                         ---------    ---------    ---------
            Total assets                 $   273.6    $   317.9    $   633.0
                                         =========    =========    =========

                                                Year Ended December 31
                                         -----------------------------------
                                           1998         1999         2000
                                         ---------    ---------    ---------
SALES BY MAJOR COUNTRY:
United States                            $   220.7    $   252.3    $   320.0
The Netherlands                               24.6         20.9         30.1
All other foreign                            130.3        154.6        126.4
                                         ---------    ---------    ---------
            Total sales                  $   375.6    $   427.8    $   539.5
                                         =========    =========    =========

                                                      December 31
                                         -----------------------------------
                                           1998         1999          200
                                         ---------    ---------    ---------
LONG-LIVED ASSETS BY
MAJOR COUNTRY:
United States                            $   120.6    $   131.1    $   352.5
The Netherlands                               17.8         22.6         20.6
All other foreign                              4.9          8.4          9.4
                                         ---------    ---------    ---------
Total long-lived assets                  $   143.3    $   162.1    $   382.5
                                         =========    =========    =========

(a) Segment operating income does not include charges for restructuring and the write-off of acquired in-process research and development costs, amortization expense, management fees, intercompany commissions on foreign sales, and corporate charges. A reconciliation of segment operating income to operating income reported in the consolidated statements of income is as follows:

                                                          Year Ended December 31
                                                   -----------------------------------
                                                     1998         1999         2000
                                                   ---------    ---------    ---------
Reconciliation:

   Segment operating income                        $    55.2    $    62.5    $    76.3
   Amortization expense                                 (8.1)        (9.2)       (18.5)
   Acquired in-process research and
      development                                         --           --        (37.8)
   Restructuring charges                                  --           --        (11.1)
   Export sales commissions                             (3.9)        (2.5)        (0.7)
   Other management fees                                (2.7)        (2.8)        (1.0)
   Other income (expenses) and corporate charges
                                                         2.7           --         (6.9)
                                                   ---------    ---------    ---------

   Operating income reported                       $    43.2    $    48.1    $     0.3
                                                   =========    =========    =========


12.         RESTRUCTURING AND OTHER CHARGES:

            In the first half of 2000, the Company adopted and implemented restructuring plans which resulted in pre-tax charges of approximately $11.1 million in the year ended December 31, 2000. The restructuring was primarily initiated to reorganize the Company as a result of the merger transaction (see Note 3) and to increase profitability by improving competitiveness and productivity.

            The charges recorded consisted of employee termination benefits of $3.0 million, asset impairment charges of $7.0 million and other costs of $1.1 million. In addition, the Company has accrued as part of the purchase price for the merger costs of approximately $5.2 million for severance and other costs to exit certain activities. The employee termination benefits relate primarily to severance and other benefits due approximately to 95 research and development and administrative positions and five executives in the Company. As of December 31, 2000, 83 employees had been terminated pursuant to this plan. Through December 31, 2000, the Company made payments against the restructuring and other reserves recorded of approximately $3.8 million. The remaining reserves recorded in the accompanying consolidated balance sheet at December 31, 2000 were approximately $5.6 million.

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

13.         DERIVATIVE FINANCIAL INSTRUMENTS:

            The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indices.

            The Company has interest rate swap contracts in place in order to manage interest rate risk. At December 31, 2000, the notional amount of interest rate swaps was $30.0 million. The Company will receive variable rate payments (equal to the three month LIBOR rate) from the third parties and is obligated to pay fixed interest rate interest rate payments (weighted average rate equal to 5.862%) to the third parties during the term of the agreement. The Company's swap contracts, effective as of December 31, 2000, mature in 2005. The net unrealized loss, which equals their fair value, on the interest rate swaps at December 31, 2000 was not material.

            The Company periodically enters into various types of foreign exchange contracts in managing its foreign exchange risk. At December 31, 2000, the Company was not party to any foreign currency derivative hedging instruments.

14.         EMPLOYEE BENEFIT PLANS:

            The Company has defined contribution plans that qualify under section 401(k) of the Internal Revenue Code. These plans consist of the SLC plan and the ITI plan and substantially all employees are covered between the two plans. The SLC plan participants may contribute up to 20 percent of their base salary and the Company will match 50 percent of the first 6 percent contributed. ITI plan participants may contribute up to 18 percent of their base salary and the Company will match 50 percent of each participant's contribution limited to a maximum of 1.5 percent of base salary. On January 1, 2001 the ITI plan was merged into the SLC plan and it is now considered the Company's plan.

            During 1998, 1999 and 2000, the Company recorded expense of approximately $0.7, $1.1 and $1.5, respectively, associated with the defined contribution plans.

15.         RELATED PARTY TRANSACTIONS:

            Prior to the merger transaction described in Note 1, Berwind, provided certain services for the benefit of the Company, principally in the areas of legal, business development, tax compliance and consultation, accounting and treasury functions and in obtaining various insurance coverages. In consideration for these services, management fees of approximately $2.7 million, $2.8 million and $1.0 million for the years ended December 31, 1998, 1999 and 2000, respectively, have been charged to the Company and are included in selling, general and administrative expenses. In addition, approximately $1.0 million and $0.5 million for the years ended December 31, 1998 and 1999, have been paid to Berwind for premiums on casualty, liability and workmen's compensation insurance coverages.

            At December 31, 1999 and 2000 the Company has a payable to Berwind of $0.5 million and $0.2 million, respectively.

            A subsidiary of Berwind Group Partners charged the Company a commission of approximately $3.9 million, $2.5 million and $0.7 million during the years ended December 31, 1998, 1999 and 2000, respectively, for services associated with certain export sales. This charge is included in selling, general and administrative expenses.

16.         MAJOR CUSTOMERS AND RISK CONCENTRATION:

            The Company had sales of approximately 11 percent of total sales to one major customer during the years ended December 31, 1999 and 2000. No other customer represented greater than 10 percent in any year presented.

            The Company is exposed to potential credit risk related to changes in business and economic factors within its geographic regions. However, management believes that the potential credit risk is minimal due to the Company's large number of customers along with its adequate credit and collection policies.

            The Company places its cash and cash equivalents with quality financial institutions that are regularly monitored by management.

17.         COMMITMENTS AND CONTINGENCIES:

            Operating Leases

            The Company has long-term operating leases with remaining terms of one year or longer for certain property, plant and equipment. Total rental expense for these leases was approximately $4.9 million, $5.4 million and $8.5 million in 1998, 1999 and 2000, respectively. The Company also leases facilities from the Berwind Property Group, a subsidiary of Berwind. Rent expense paid to Berwind was approximately $0.4 and $1.7 in 1999 and 2000, respectively. Rentals are due as follows beginning on January 1, 2001:

                                2001                                $  8.0
                                2002                                   7.2
                                2003                                   6.4
                                2004                                   6.3
                                2005                                   5.5
                                Thereafter                            40.0
                                                                    ------
                                                                    $ 73.4
                                                                    ======

            Commitments

            The Company has sold product to a third party bank. The bank subsequently leased the product to customers. Pursuant to this transaction, the Company has agreed to guarantee 15% of the unamortized obligation of individual customers to the bank. At December 31, 2000, the remaining guarantee under these arrangements was approximately $11.6 million. This guarantee is secured by a $4.5 million letter of credit under the Company's revolving credit facility. The Company will record an accrual associated with this guarantee if it is considered that a loss is probable. Management believes that any loss associated with this guarantee is remote and, as such, no provision has been recorded in the accompanying financial statements.

            The Company has agreed to make additional future payments to former owners of businesses acquired. These payments are generally contingent on operating performance of these entities. Further payments under the terms of the various purchase agreements may be required. At December 31, 2000 $1.4 million of these payments were accrued and are included in accounts payable and accrued expenses in the accompanying balance sheet.

            Other contingencies may exist with respect to taxing authorities' examinations, litigation, claims, and assessments, against the Company and certain subsidiaries. In the opinion of management, any settlement of these items will not have a material effect on the Company's consolidated financial position or results of operations.

18.         QUARTERLY INFORMATION (UNAUDITED)

                                                                                Net Income
                                        Operating          Net               (Loss) Per Share
                                          Income          Income         -------------------------
                               Sales      (Loss)          (Loss)          Basic           Diluted
                             ---------   ---------       ---------       ---------       ---------

           1999
           Quarter ended -
           April 3           $    97.7   $     8.3       $     3.4       $    0.23       $    0.23
           July 3                103.1         9.9             6.3            0.41            0.41
           October 2             108.4        13.9             7.6            0.50            0.50
           December 31           118.6        16.0             8.4            0.55            0.55
                             ---------   ---------       ---------
                             $   427.8   $    48.1       $    25.7            1.70            1.69
                             =========   =========       =========
           2000
           Quarter ended -
           April 1           $    97.0   $     3.6       $     1.9       $    0.12       $    0.12
           July 1                126.9       (43.1)(a)       (45.5)(a)       (2.53)(a)       (2.53)(a)
           September 30          154.0        18.6             6.5            0.33            0.33
           December 31           161.6        21.2             8.6            0.44            0.44
                             ---------   ---------       ---------
                             $   539.5   $     0.3       $   (28.5)          (1.58)          (1.58)
                             =========   =========       =========

(a) Includes write off of acquired in-process research and development costs of $37.8 million and restructuring and other charges of $11.1 million.

ITEM 15.    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

            Included in Report of Independent Auditors included on page F-2.

ITEM 16.                FINANCIAL STATEMENT SCHEDULE II


                                INTERLOGIX, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS
                                                     -----------------------
                                                     CHARGED
                                        BALANCE AT   TO COST      CHARGED                     BALANCE
                                        BEGINNING    AND          TO OTHER                    AT END OF
DESCRIPTIONS                            OF PERIOD    EXPENSES     ACCOUNTS      DEDUCTIONS    PERIOD
                                        ----------   ----------   ----------    ----------    ----------
                                                           (Dollars in millions)
Year ended December 31, 1998:
      Allowance for doubtful accounts   $      2.9   $      1.0   $     (1.0)   $     (0.3)   $      2.6
Year ended December 31, 1999:
      Allowance for doubtful accounts   $      2.6   $      0.3   $      0.2    $      0.4    $      2.7
Year ended December 31, 2000:
      Allowance for doubtful accounts   $      2.7   $      1.9   $      1.4    $     (1.2)   $      4.8

      Restructuring reserves            $       --   $      4.2   $      5.2    $     (3.8)   $      5.6

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERLOGIX, INC.


                                      By: /S/ KENNETH L. BOYDA
                                         --------------------------------------
                                          Kenneth L. Boyda
                                          President and Chief Executive Officer
                                          (principal executive officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

            Name                                  Title                                          Date
/s/ Thomas L. Auth                        Chairman, Director                                  March 29, 2001
- ----------------------------------
Thomas L. Auth

/s/ C. G. Berwind                         Director                                            March 29, 2001
- ----------------------------------
C. G. Berwind, Jr.

/s/ Kenneth L. Boyda                      Director, President and Chief Executive             March 29, 2001
- ----------------------------------        Officer
Kenneth L. Boyda

/s/ Jan P. Brantjes                       Director                                            March 27, 2001
- ----------------------------------
Jan P. Brantjes

/s/ Brenda B. Eddy                        Director                                            March 29, 2001
- ----------------------------------
Brenda Broz Eddy

/s/ James L. Hamling                      Director                                            March 29, 2001
- ----------------------------------
James L. Hamling

/s/ Lawrence C. Karlson                   Director                                            March 29, 2001
- ----------------------------------
Lawrence C. Karlson

/s/ J. R. Logan                           Senior Vice President, Chief Financial              March 29, 2001
- ----------------------------------        Officer, Treasurer, Assistant Secretary
John R. Logan                             (principal financial officer and
                                          principal accounting officer)

/s/ D. L. Seeley                          Director                                            March 29, 2001
- ----------------------------------
Donald L. Seeley

                                  EXHIBIT INDEX


  EXHIBIT             DESCRIPTION
  -------             -----------
    10.1    Severance Agreement by and between Kenneth L. Boyda and the Company dated as of October 27, 2000.

    10.2 Severance Agreement by and between Michael S. Lafair and the Company dated as of October 27, 2000.

    10.3 Severance Agreement by and between John R. Logan and the Company dated as of October 27, 2000.

    10.4 Severance Agreement by and between M. Brian McCarthy and the Company dated as of October 27, 2000.

    10.14 Amendment No. 2 dated as of November 29, 2000, to Credit Agreement dated as of November 17, 1999 among Interlogix, Inc., the institutions party thereto, PNC Bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks, and First Union National Bank, as documentation agent.

    21.1    Subsidiaries of Registrant as of December 31, 2000.

    23.1    Consent of Arthur Anderson, LLP.