Form 10-Q
period 2001-03-31
INTERLOGIX INC
filed 2001-05-10
CIK 930542

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to
                __________.

                         Commission File Number: 0-24900
                                                 -------

                                INTERLOGIX, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                                  06-1340453
(State or other jurisdiction of incorporation or                (I.R.S. employer identification number)
                  organization)


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

                                YES  X    NO
                                    ---     ---

        As of May 10, 2001, number of outstanding shares of the Registrant's Common Stock was 19,463,637.


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

           Consolidated statements of operations...........................................................4

           Consolidated statement of stockholders' equity..................................................5

           Consolidated statements of cash flows...........................................................6

           Notes to consolidated financial statements......................................................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................................13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................19



PART II    OTHER INFORMATION..............................................................................19

ITEM 1.    LEGAL PROCEEDINGS..............................................................................19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20

ITEM 5.    OTHER INFORMATION..............................................................................20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................20

SIGNATURE  ...............................................................................................21

                                INTERLOGIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                                                     As of
                                                                                         -----------------------------
                                                                                            March 31,     December 31,
                                                                                              2001            2000
                                                                                         -----------------------------
                                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................................        $   7.8         $  12.5
   Receivables, net .................................................................          137.5           131.6
   Inventories, net .................................................................           92.3            84.9
   Prepaids and other ...............................................................           15.6            14.8
                                                                                         -----------------------------
         Total current assets .......................................................          253.2           243.8

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $56.4 and
   $55.6, respectively ..............................................................           51.7            50.4

OTHER ASSETS, net ...................................................................            7.0             6.7

INTANGIBLES:
   Other intangible assets, net of accumulated amortization of $27.0 and
   $25.6, respectively ..............................................................          136.0           136.6
   Goodwill, net of accumulated amortization of $51.0 and $48.4, respectively .......          191.8           195.5
                                                                                         -----------------------------
         TOTAL ASSETS ...............................................................        $ 639.7         $ 633.0
                                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ................................................           17.7            16.7
   Accounts payable and accrued expenses ............................................           96.2           101.8
   Accounts payable - related party .................................................            0.2             0.2
                                                                                         -----------------------------
         Total current liabilities ..................................................          114.1           118.7

LONG-TERM DEBT ......................................................................          219.3           210.6
DEFERRED INCOME TAXES ...............................................................           46.4            46.0
OTHER NONCURRENT LIABILITIES ........................................................           12.1            10.7
                                                                                         -----------------------------
         Total liabilities ..........................................................          391.9           386.0
                                                                                         -----------------------------

COMMITMENTS AND CONTINEGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 60,000,000 shares authorized,
     20,419,987 issued and 19,463,287 outstanding at March 31, 2001;
     20,401,437 issued and 19,444,737 outstanding at December 31, 2000 ..............            0.2             0.2
   Paid-in-capital ..................................................................          235.6           234.9
   Treasury shares, at cost, 956,700 shares .........................................          (15.3)          (15.3)
   Retained earnings ................................................................           43.1            38.8
   Accumulated other comprehensive loss .............................................          (15.8)          (11.6)
                                                                                         -----------------------------
         Total stockholders' equity .................................................          247.8           247.0
                                                                                         -----------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................        $ 639.7         $ 633.0
                                                                                         =============================


See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                          -----------------------------------
                                                             MARCH 31,             APRIL 1,
                                                               2001                  2000
                                                          --------------        --------------

REVENUES .........................................                $158.9                 $97.0

COST OF REVENUES .................................                  91.9                  57.1
                                                          --------------        --------------

     Gross Profit ................................                  67.0                  39.9


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE ...........................                  41.8                  28.8

RESEARCH AND
DEVELOPMENT EXPENSES .............................                   6.3                   4.8

AMORTIZATION OF
INTANGIBLES ......................................                   5.8                   2.4

RESTRUCTURING AND
OTHER CHARGES ....................................                    --                   0.3
                                                          --------------        --------------

     Operating Income ............................                  13.1                   3.6

OTHER (INCOME) EXPENSE:
     Interest expense, net .......................                   4.6                   1.1
     Other, net ..................................                   0.5                  (2.2)
                                                          --------------        --------------

     Income before taxes .........................                   8.0                   4.7

INCOME TAX PROVISION .............................                   3.7                   2.8
                                                          --------------        --------------

NET INCOME .......................................                  $4.3                  $1.9
                                                          ==============        ==============

Net income per share:
   Basic .........................................                 $0.22                 $0.12
   Diluted .......................................                 $0.22                 $0.12

Weighted average shares outstanding:
   Basic .........................................            19,458,401            15,170,640
   Diluted .......................................            19,726,685            15,261,664


See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     Accumulated
                                    Number of     Common      Paid-In     Treasury       Retained       Other
                                     Shares        Stock      Capital       Stock        Earnings   Comprehensive
                                                                                                         Loss          Total
                                   ----------   ----------   ----------   ----------    ----------  -------------   ----------

Balance December 31, 1999          15,170,640   $      0.2   $    122.6   $    (15.3)   $     67.3    $     (7.9)   $    166.9

Comprehensive loss
------------------

     Net loss                              --           --           --           --         (28.5)           --         (28.5)

     Currency translation
     adjustment                            --           --           --           --            --          (3.7)         (3.7)
                                                                                                                    ----------
Total comprehensive loss                   --           --           --           --            --            --         (32.2)
                                                                                                                    ----------

Issue common stock in
connection with the merger          4,268,372           --        111.2           --            --            --         111.2

Exercise of stock options               5,725           --          0.1           --            --            --           0.1

Compensation expense                       --           --          1.0           --            --            --           1.0
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance December 31, 2000          19,444,737   $      0.2   $    234.9   $    (15.3)   $     38.8    $    (11.6)   $    247.0
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------

Comprehensive income
--------------------

     Net income                            --           --           --           --           4.3            --           4.3

     Unrealized fair value of
     derivative  instruments               --           --           --           --            --          (0.3)         (0.3)

     Currency translation
     adjustment                            --           --           --           --            --          (3.9)         (3.9)
                                                                                                                    ----------
Total comprehensive income                 --           --           --           --            --            --           0.1
                                                                                                                    ----------
Exercise of stock options              18,550           --          0.4           --            --            --           0.4

Compensation expense                       --           --          0.3           --            --            --           0.3
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance March 31, 2001
(unaudited)                        19,463,287   $      0.2   $    235.6   $    (15.3)   $     43.1    $    (15.8)   $    247.8
                                   ==========   ==========   ==========   ==========    ==========    ==========    ==========


See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                            -----------------------
                                                             MARCH 31,     APRIL 1,
                                                               2001          2000
                                                            ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..........................................       $  4.3        $  1.9
  Adjustments to reconcile net income to net
     cash used in operating activities--
       Depreciation and amortization ..................         10.8           5.3
       Changes in assets and liabilities--
           Accounts receivable, net ...................         (4.1)          6.6
           Inventories, net ...........................         (7.4)         (5.0)
           Prepaid expenses and other .................         (3.5)         (0.1)
           Accounts payable and accrued expenses ......         (6.0)        (13.7)
                                                            ----------    ---------
       Net cash used in operating activities ..........         (5.9)         (5.0)
                                                            ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................         (6.2)         (4.4)
   Other, net .........................................         (2.8)         (1.2)
                                                            ----------    ---------
      Net cash used in investing activities ...........         (9.0)         (5.6)
                                                            ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...........................         34.4           8.4
   Repayment of long-term debt ........................        (24.4)         (8.4)
   Proceeds from exercise of stock options ............          0.4            --
                                                            ----------    ---------
      Net cash provided by financing activities .......         10.4            --
                                                            ----------    ---------


EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............         (0.2)         (0.3)
                                                            ----------    ---------


      Net decrease in cash and cash equivalents .......         (4.7)        (10.9)

CASH AND CASH EQUIVALENTS, beginning of period ........         12.5          21.6

CASH AND CASH EQUIVALENTS, end of period ..............       $  7.8        $ 10.7
                                                            ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for:
   Interest ...........................................       $  4.8        $  1.3
   Income Taxes .......................................       $  6.3        $  2.7


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


I.      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      OVERVIEW

        Interlogix, Inc. (the "Company"), a Delaware corporation (formerly known as ITI Technologies, Inc. ("ITI")), was incorporated in 1992. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind LLC, formerly Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company surviving. Since Berwind obtained a controlling interest in the Company the merger transaction was accounted for as a reverse acquisition of the Company by SLC. Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

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



2.      BASIS OF PRESENTATION

        The unaudited consolidated financial statements for the three month periods ended March 31, 2001 and April 1, 2000, reflect, in the opinion of management of the Company, all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2000 was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's current Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

        The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Certain reclassifications have been made to the prior period to conform to the current year presentation.

3.      INVENTORIES, NET

        Inventories, net are composed of:

                                     March 31, 2001    December 31, 2000
                                     --------------    -----------------

Raw Materials                             $ 51.6            $ 47.4

Work-in-process                             14.0              14.1

Finished goods                              33.2              30.6
                                          ------            ------

                                            98.8              92.1

Less:  Inventory reserve                     6.5               7.2
                                          ------            ------

                                          $ 92.3            $ 84.9
                                          ======            ======


4.      PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net are composed of:


                                          Useful life          March 31, 2001             December 31, 2000
                                          -----------          --------------             -----------------
                                            (years)

Land                                           -                   $  0.3                       $  0.3

Buildings                                    30-40                    2.6                          2.1

Machinery and equipment                       7-12                   64.7                         64.0

Furniture and fixtures                        5-10                   20.6                         21.0

Leasehold improvements                        2-7                     4.6                          4.4

ERP and other                                 5-7                    15.3                         14.2
                                                                   ------                       ------

                                                                    108.1                        106.0

Less: Accumulated depreciation                                       56.4                         55.6
                                                                   ------                       ------

                                                                   $ 51.7                       $ 50.4
                                                                   ======                       ======

        Depreciation expense for the three months ended March 31, 2001 and April 1, 2000 was $4.8 million and $2.9 million, respectively.


5.      LONG-TERM DEBT

Long-term debt consists of the following:       March 31, 2001           December 31, 2000
                                                --------------           -----------------

Revolving credit facility                         $   140.5                   $   128.1

Term facility                                          95.0                        97.5

Other                                                   1.5                         1.7
                                                  ---------                   ---------

                                                      237.0                       227.3

Less:  current portion                                 17.7                        16.7
                                                  ---------                   ---------

                                                  $   219.3                   $   210.6
                                                  =========                   =========

        Effective with the merger transaction described in Note 1, the Company entered into a five year $325.0 million senior, first priority, secured facility composed of a multi-currency revolving facility in the amount of $225.0 million and a term facility in the amount of $100.0 million. The credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio.

        The credit facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%. Commitment
        fees ranging from 0.25% to o.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of March 31, 2001, the Company was in compliance with all covenants. The Company incurred debt issue costs of $3.8 million, which are being amortized over the life of the credit facility.

        At March 31, 2001, the Company had borrowings of $235.5 million and $27.0 million available under its $325.0 million credit facility. At March 31, 2001, the weighted average interest rate charged for borrowings under the credit facility, including the effect of interest rate swap contracts, was 6.41%.


6.      EARNINGS PER SHARE

        Basic EPS is computed by dividing net income available to common stockholders by the actual weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, which only includes stock options for the Company. For periods prior to May 2, 2000, shares outstanding include only the common stock and stock options of SLC. As discussed in
        Note 1, the weighted-average common shares outstanding have been retroactively restated to give effect to the recapitalization, which occurred as a result of the merger transaction.

        The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS:

                                                       Three Months Ended
                                            --------------------------------------
                                              March 31, 2001        April 1, 2000
                                              --------------        -------------

Basic                                           19,458,401            15,170,640

Dilutive impact of options                         268,284                91,024
                                                ----------            ----------

Diluted                                         19,726,685            15,261,664
                                                ==========            ==========


7.      SEGMENT REPORTING

        Through December 31, 2000, the Company reported on a geographic basis with two reportable segments, which included the Americas (North, Central and South America) and Europe (Europe and Africa). Effective January 1, 2001, the Company modified its organizational structure and as a result changed its reportable segments. The Company now operates its business on a geographic basis with three reportable segments, which include North America; Europe, the Middle East and Africa; and Rest of World. Additionally, the Company has three business groups, which operate within each geographic segment. These business groups include security and lifesafety; enterprise technologies; and key management products and services. Segment information for the three months ended April 1, 2000 has been restated to give effect to the change in the reportable segments.

        The Company evaluates the performance of its geographic segments based on operating profit, excluding amortization expense and certain corporate charges. Sales are determined based on the geographic segment within which the customer is located. Results of Europe, Middle East and Africa have been converted to United States dollars at the average exchange rate for the period.

        The following table presents geographic segment information.


                                                       Three Months Ended
                                              ------------------------------------
                                                March 31, 2001     April 1, 2000
                                                --------------     -------------
SALES:
------

North America                                       $ 104.4            $  54.3

Europe, Middle East and Africa                         41.6               36.2

Rest of World                                          12.9                6.5
                                                    -------            -------

Total Sales                                         $ 158.9            $  97.0
                                                    =======            =======
OPERATING PROFIT:
-----------------

North America                                       $  13.4            $   4.0

Europe, Middle East and Africa                          4.4                3.4

Rest of World                                           2.8                0.5
                                                    -------            -------

Geographic Segment Operating Profit                 $  20.6            $   7.9
                                                    =======            =======


        Geographic segment operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of geographic segment operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                          Three Months Ended
                                                -------------------------------------
                                                  March 31, 2001      April 1, 2000
                                                  --------------      -------------

Reconciliation:
---------------

Geographic segment operating profit                   $ 20.6             $  7.9

Amortization expense                                    (5.8)              (2.4)

Restructuring and other charges                           --               (0.3)

Other expenses and corporate charges                    (1.7)              (1.6)
                                                      ------             ------
Operating income per Statement of
Operations                                            $ 13.1             $  3.6
                                                      ======             ======


                                            March 31, 2001   December 31, 2000
                                            --------------   -----------------

TOTAL ASSETS:
-------------

North America                                   $ 514.5            $ 506.7

Europe, Middle East and Africa                     84.7               86.1

Rest of World                                      40.5               40.2
                                                -------            -------

Total Assets                                    $ 639.7            $ 633.0
                                                =======            =======

        The following table presents business group information.


                                                    Three Months Ended
                                           -----------------------------------
                                             March 31, 2001    April 1, 2000
                                             --------------    -------------
SALES:
------

Security and Lifesafety                         $  98.0            $  58.0

Enterprise Technologies                            34.7               27.6

Key Management                                     26.2               11.4
                                                -------            -------

Total Sales                                     $ 158.9            $  97.0
                                                =======            =======

OPERATING PROFIT:
-----------------

Security and Lifesafety                         $  13.5            $   5.2

Enterprise Technologies                             3.9                2.1

Key Management                                      4.7                1.7
                                                -------            -------

Business Group Operating Profit                 $  22.1            $   9.0
                                                =======            =======


        Business group operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of business group operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                        Three Months Ended
                                                ------------------------------------
                                                  March 31, 2001     April 1, 2000
                                                  --------------     -------------

Reconciliation:
---------------

Business group operating profit                       $ 22.1             $  9.0

Amortization expense                                    (5.8)              (2.4)

Restructuring and other charges                           --               (0.3)

Other expenses and corporate charges                    (3.2)              (2.7)
                                                      ------             ------
Operating income per Statement of
Operations                                            $ 13.1             $  3.6
                                                      ======             ======


8.      DERIVATIVES

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." These pronouncements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Upon adoption, the cumulative transition adjustment recorded in Other Comprehensive Income for cash flow-type hedges was insignificant. The Company was not party to any fair value or foreign currency net investment hedge transactions.

        Interest Rate Swap Agreements

        The Company has interest rate swap agreements in place with the intent of managing its exposure to interest rate risk on its existing debt obligation. Accordingly, the company currently has three outstanding agreements to effectively convert LIBOR based variable-rate debt to fixed-rate debt.

        The Company considers these agreements to be cash flow hedging instruments. Under SFAS No. 133, in order to consider these agreements as hedges, (i) the Company must designate the instrument as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in interest rates. If the above criteria are not met, the Company will record the market value of the contract at the end of each month on the balance sheet and will recognize a related gain or loss in the statement of operations. Net receipts or payments under these agreements are recognized as an adjustment to interest expense, while changes in the fair market value of these hedges are recognized in Other Comprehensive Income if the transactions qualify for hedge accounting under SFAS No. 133. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these instruments. The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates.

        At March 31, 2001, the notional amount of the contracts in place was $30.0 million, which were effective as of December 31, 1998, and mature in 2005. The company will receive variable rate payments (equal to the three month LIBOR rate) from the third parties and is obligated to pay fixed interest rate payments (weighted average rate equal to 5.862%) to the third parties during the term of the contracts. The net unrealized loss, which equals the fair values, net of tax, on the interest rate swaps at March 31, 2001 was $0.4 million, and was included in accrued expenses in the Company's balance sheet and recorded as other comprehensive income in the statement of stockholders' equity.

        Foreign Currency Contracts

        It is the purpose of the Company's foreign exchange risk management policy is to minimize its cash flow exposure to adverse changes in currency and exchange rates. This is accomplished by identifying and evaluating the risk that the Company's cash flows will decline in value due to changes in foreign currency exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company's objective is to maintain economically balanced currency risk management strategies or foreign currency option contracts that provide adequate downside protection. Forward exchange contracts are designated as a hedge at inception when there is a direct relationship to the exchange risk associated with the Company's cash flow. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes relating all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes of the hedged item. As the terms of the forward exchange contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of other comprehensive income. Contract effectiveness on foreign currency options is calculated by comparing the intrinsic value of the effective portion of changes in fair value accumulated in other comprehensive income. Ineffectiveness associated with the time value component of foreign currency option contracts in the first quarter of 2001 was not significant. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

        During the three months ended March 31, 2001, the Company entered into several foreign exchange contracts with notional amounts totaling approximately $8.0 million. At March 31, 2001, the net unrealized gain, net of tax, included in prepaid and other assets on the Company's balance sheet and recorded as other comprehensive income in the statement of stockholders' equity was approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Interlogix, Inc. (the "Company"), a Delaware corporation (formerly known as ITI Technologies, Inc. ("ITI")), was incorporated in 1992. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind, LLC, formerly known as Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company surviving (the "Merger"). Since Berwind obtained a controlling interest in the Company, the Merger was accounted for as a reverse acquisition of the Company by SLC (see discussion in Note 1 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

        UNAUDITED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

        The following tables illustrate results of operations for the periods indicated and the percentages for which certain items of income and expense relate to net sales:

                                                        Three Months Ended
                                                ---------------------------------

                                                March 31, 2001      April 1, 2000
                                                --------------      -------------
                                                      (Dollars in millions)

Revenues ...............................            $ 158.9            $  97.0
                                                    -------            -------
Gross Profit ...........................               67.0               39.9
Selling, General and Administrative ....               41.8               28.8
Research and Development ...............                6.3                4.8
Amortization of Intangibles ............                5.8                2.4
Restructuring and other charges ........                 --                0.3
                                                    -------            -------
Operating Income .......................               13.1                3.6
Interest Expense, net ..................                4.6                1.1
Other (Income) Expense, net ............                0.5               (2.2)
                                                    -------            -------
Income Before Taxes ....................                8.0                4.7
Income tax provision ...................                3.7                2.8
                                                    -------            -------
Net Income .............................            $   4.3            $   1.9
                                                    =======            =======


                                                       Three Months Ended
                                                ---------------------------------

                                                March 31, 2001      April 1, 2000
                                                --------------      -------------

Revenues ...............................              100.0%              100.0%
                                                    -------             -------
Gross Profit ...........................               42.2%               41.1%
Selling, General and Administrative ....               26.3%               29.7%
Research and Development ...............                4.0%                4.9%
Amortization of Intangibles ............                3.7%                2.5%
Restructuring and other charges ........                 --                 0.3%
                                                    -------             -------
Operating Income .......................                8.2%                3.7%
Interest Expense, net ..................                2.9%                1.1%
Other (Income) Expense, net ............                0.3%               (2.3%)
                                                    -------             -------
Income Before Taxes ....................                5.0%                4.8%
Income tax provision ...................                2.3%                2.9%
                                                    -------             -------
Net Income .............................                2.7%                1.9%
                                                    =======             =======

        THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED APRIL 1, 2000

        Revenues. Revenues increased from $97.0 million for the three months ended April 1, 2000 to $158.9 million for the three months ended March 31, 2001, which represents an increase of $61.9 million, or 63.8%. The increase in revenues is partially due to the inclusion of ITI, which contributed sales of $35.3 million for the three months ended March 31, 2001. Excluding the impact of ITI, revenues increased by 27.4% over first quarter 2000. Without sales generated by ITI, revenues for the security and lifesafety group increased $4.8 million or 8.3% for the quarter ended March 31, 2001. Contributing to this sales increase were improved revenues in Europe and Africa's security and lifesafety business. In addition, first quarter 2000 revenues were constrained in the United States by an inventory reduction program by a major distributor. Sales within the key management business group increased $14.7 million or 129.8% over the prior comparable period. This growth resulted primarily from incremental business in the real estate market generated from the Supra Advantage Express III product offering. The digital video product line was the primary contributor to the increase in enterprise technologies revenues of $7.1 million. This growth was due to market acceptance of the digital video product line, mainly for safety applications, in educational institutions.

        Gross Profit. As a percentage of sales, gross profit was 42.2% for the three months ended March 31, 2001 versus 41.1% for the three months ended April 1, 2000. Changes in product mix and cost reductions as a result of global purchasing initiatives provided an increase in gross profit as a percentage of sales for the quarter ended March 31, 2001. The inclusion of ITI wireless products in the first quarter of 2001, with associated higher gross margins than SLC margins, also contributed to the improvements.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $28.8 million for the three months ended April 1, 2000 to $41.8 million for the three months ended March 31, 2001 which represents an increase of $13.0 million or 45.1%. As a percentage of sales, selling, general and administrative expenses were 26.3% for the three months ended March 31, 2001 versus 29.7% for the three months ended April 1, 2000. The inclusion of ITI for the three months ended March 31, 2001 contributed to $7.1 million of incremental expense. Other increases in selling, general and administrative expenses are primarily related to investments made in the enterprise technologies and key management businesses and related to the rapid revenue growth in these businesses. Expenses related to the growth in the key management products group increased $2.9 million for the quarter ended March 31, 2001 as compared to the quarter ended April 1, 2000. Incremental investments of $1.0 million were made in the digital video product offering for the quarter ended March 31, 2001. Included in first quarter 2001 expenses were costs related to establishing and staffing a corporate office in Austin, Texas.

        Research and Development Expenses. Research and development expenses increased from $4.8 million for the three months ended April 1, 2000 to $6.3 million for the three months ended March 31, 2001 which represents an increase of $1.5 million, or 31.3%. As a percentage of sales, research and development expenses were 4.0% for the three months ended March 31, 2001 versus 4.9% for the three months ended April 1, 2000. The primary reason for the increase in research and development expenses was the inclusion of ITI for the three months ended March 31, 2001 which contributed $1.4 million of incremental expense over the prior comparable period. Engineering investments made in 2001 in the enterprise technologies business included investments in radio frequency identification (RFID) asset tagging systems and digital video recording systems. Synergies were realized in the security and lifesafety business due to the elimination of redundant development activities and contributed to the reduced spending as a percentage of sales.

        Amortization of Intangible Assets. The amortization of intangible assets increased from $2.4 million for the three months ended April 1, 2000 to $5.8 million for the three months ended March 31, 2001 which represents an increase of $3.4 million or 141.1%. The increase in amortization of intangible assets is due to the addition of approximately $222.6 million of intangible assets, including goodwill, as a result of the Merger. The identifiable intangible assets include technology, patents, trademarks, and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years.

        Interest Expense, Net. Net interest expense increased from $1.1 million for the three months ended April 1, 2000 to $4.6 million for the three months ended March 31, 2001, which represents an increase of $3.5 million or 318.2%. The increase in interest expense is due to increased borrowings of $173.0 million used to finance the incremental debt associated with the Merger.

        Other (Income) Expense, Net. Other expense, net of other income was $0.5 million for the three months ended March 31, 2001. Other income, net of other expense was $2.2 million for the three months ended April 1, 2000. Contributing to other net income for the three months ended April 1, 2000 was the settlement of a patent infringement lawsuit in the amount of $2.5 million. Results for the first quarter of 2001 include currency exchange losses related to the European business of $0.4 million.

        Income Tax Provision. Income tax expense increased from $2.8 million for the three months ended April 1, 2000 to $3.7 million for the three months ended March 31, 2001, which represents an increase of $0.9 million. The effective tax rate was 46.3% for the three months ended March 31, 2001, compared to an effective tax rate of 59.6% for the three months ended April 1, 2000. The decrease in the effective tax rate for the three months ended March 31, 2001 can be attributed to higher pretax earnings relative to non-deductible goodwill amortization. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

        SEGMENT REPORTING (UNAUDITED)

                                                   Three Months Ended
                                           -------------------------------------

                                             March 31, 2001      April 1, 2000
                                             --------------      -------------
                                                  (Dollars in millions)

SALES:
------

North America                                   $ 104.4            $  54.3

Europe, Middle East and Africa                     41.6               36.2

Rest of World                                      12.9                6.5
                                                -------            -------

Total Sales                                     $ 158.9            $  97.0
                                                =======            =======


OPERATING PROFIT:
-----------------

North America                                   $  13.4            $   4.0

Europe, Middle East and Africa                      4.4                3.4

Rest of World                                       2.8                0.5
                                                -------            -------

Segment Operating Profit                        $  20.6            $   7.9
                                                =======            =======


        Segment operating profit does not include amortization expense, restructuring charges, and certain corporate charges. A reconciliation of segment operating profit to operating income as presented in the financial statements can be found in Note 7 to the consolidated financial statements.

        Sales. Net customer sales for North America increased from $54.3 million to $104.4 million, which represents an increase of $50.1 million or 92.3%. The increase is partially due to the inclusion of ITI sales in North America of $25.7 million for the quarter ended March 31, 2001. Additional increases in sales were a result of growth within the key management and digital video product lines. Sales of digital video products under the Kalatel brand increased $6.0 million over the comparable period in 2000. Growth within the key management business as result of the success of Supra Advantage Express III platform provided incremental sales of $14.7 million for the three months ended March 31, 2001.

        Net shipments into Europe, the Middle East and Africa of $41.6 million were $5.4 million, or 14.9% higher than the comparative period for 2000. Excluding the impact of foreign currency translation adjustments of $2.6 million, sales growth in Europe, the Middle East and Africa was 22.1% as compared to 2000. ITI sales into this region were $3.0 million for the quarter ended March 31, 2001. Sales growth was supported by the introduction of new products for the closed circuit television product line and increased business with global installation companies.

        Sales for Rest of World were $12.9 million for the quarter ended March 31, 2001 compared to $6.5 million for the comparable period in 2000. The inclusion of ITI sales into this region for the quarter ended March

        31, 2001 accounts for $6.1 million of this increase. Growth was limited in part due to the economic downturn, particularly in the Australian marketplace.

        Operating Profit. Operating profit for North America of $13.4 million, or 12.8% of sales, compares with $4.0 million, or 7.4% of sales, for the first three months of 2000. Improvements in relative operating profit ratios can be attributed to changes in product mix due to the wireless ITI product offering providing improved gross margins. Synergies realized from the merger with ITI in the areas of global procurement initiatives and expense savings due to development and administration redundancies, contributed to improved operating income ratios. The additional volumes over the prior year supported increased leverage of the fixed cost base of the North American operation.

        Operating profit for Europe, the Middle East and Africa was $4.4 million, or 10.6% of sales. This performance was an improvement from the 9.4% operating profit ratio to sales in first quarter 2000. This was despite the adverse impact of currency translation adjustments relating to the U.S. dollar being approximately 7.0% stronger in 2001 than prior year first quarter. The impact of the strengthening U.S. dollar on sourcing from the U.S. and the translation of foreign currency denominated results to the U.S. dollar has adversely impacted operating profit by approximately $0.7 million. Price increases, as a result of the higher cost for U.S. source products, account for approximately 1.0% in increased margins.

        Operating profit in Rest of World was $2.8 million for the three months ended March 31, 2001 as compared to $0.5 million for the comparable period in 2000. ITI's contribution to operating profit in this geographic region was $2.0 million in 2001.

        SUPPLEMENTAL BUSINESS GROUP INFORMATION (UNAUDITED)

        The Company has three business groups that operate within each geographic segment. These business groups include security and lifesafety, enterprise technologies, and key management products and services. Presented in the table below are the sales and operating profits of these business groups for the three months ended March 31, 2001 and April 1, 2000, with the three months ended April 1, 2000 on a pro forma basis as if the Merger occurred on January 1, 2000. The pro forma data gives effect to actual operating results prior to the Merger. No effect has been given to anticipated cost reductions or operating synergies in the 2000 pro forma data. The pro forma data amounts do not purport to be indicative of the results that would have actually been obtained if the Merger had occurred as of the beginning of the periods presented or that may be obtained in the future.


                                             Three Months Ended
                                     ------------------------------------
                                       March 31, 2001     April 1, 2000
                                       --------------     -------------
                                            (Dollars in millions)

SALES:
------

Security and Lifesafety                   $  98.0            $  89.5

Enterprise Technologies                      34.7               27.6

Key Management                               26.2               11.4
                                          -------            -------

Total Sales                               $ 158.9            $ 128.5
                                          =======            =======

OPERATING PROFIT:
-----------------

Security and Lifesafety                   $  13.5            $  11.6

Enterprise Technologies                       3.9                2.1

Key Management                                4.7                1.7
                                          -------            -------

Total Operating Profit                    $  22.1            $  15.4
                                          =======            =======

        Business group operating profit does not include charges for restructuring, amortization expense and corporate charges.

        The following table illustrates the sales and operating profits for the three business groups for the quarterly periods in fiscal 2000, with the quarters ended April 1 and July 1, 2000 on a pro forma basis as if the Merger occurred on January 1, 2000.

                                                        2000 QUARTER ENDED
                                   ------------------------------------------------------------
                                      APRIL 1         JULY 1      SEPTEMBER 30     DECEMBER 31
                                   -------------  -------------  --------------   -------------
                                                     (Dollars in millions)

SALES:
------

Security and Lifesafety               $  89.5        $  90.6        $  97.3        $  95.9

Enterprise Technologies                  27.6           31.2           33.5           38.0

Key Management                           11.4           14.5           23.3           27.7
                                      -------        -------        -------        -------

Total Sales                           $ 128.5        $ 136.3        $ 154.1        $ 161.6
                                      =======        =======        =======        =======

OPERATING PROFIT:
-----------------

Security and Lifesafety               $  11.6        $  10.3        $  16.7        $  16.5

Enterprise Technologies                   2.1            2.4            3.3            5.0

Key Management                            1.7            3.1            7.3            7.3
                                      -------        -------        -------        -------

Total Operating Profit                $  15.4        $  15.8        $  27.3        $  28.8
                                      =======        =======        =======        =======

        Business group operating profit does not include charges for restructuring, amortization expense and corporate charges.

        LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

        Cash flow from operations, supplemented with proceeds from debt financing, historically has provided funding for the Company's capital spending and acquisition objectives. Cash flow from operations and financing activities are expected to meet the Company's future resource requirements.

        CAPITAL EXPENDITURES

        Capital expenditures for the three months ended March 31, 2001 were $6.2 million versus $4.4 million for the three months ended April 1, 2000. During 2001, the Company has continued to invest in a common information technology platform to both encompass the European operation and provide the capability to undertake electronic commerce activities.

        FINANCING AND CAPITAL STRUCTURE

        Effective with the merger transaction described in Note 1, the Company entered into a five year $325.0 million senior, first priority, secured facility composed of a multi-currency revolving facility in the amount of $225.0 million and a term facility in the amount of $100.0 million. At March 31, 2001, the Company had $27.0 million available to borrow under the revolving facility, and had repaid $5.0 million of its $100.0 million term facility leaving a balance of $95.0 million. The credit facility also includes up to $10.0 million for letters of credit of which $2.2 million are unused at March 31, 2001.

        The credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. Commitment fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of March 31, 2001, the Company was in compliance with all covenants.

        WORKING CAPITAL

        Working capital, excluding cash, at March 31, 2001 was $131.3 million compared to $112.6 million at December 31, 2000, an increase of $18.7 million. The increase in working capital is due primarily to higher levels of inventory to support the demand in the enterprise technologies and key management businesses and higher receivables.


                           FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Interlogix, Inc. ("Interlogix" or the "Company"). These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors discussed in the Company's current Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001, including the following:

        - increases in the competitive environment among intrusion, fire protection, access control, video surveillance and integrated system companies, including the potential effect of industry consolidation;

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company periodically utilizes interest rate swap agreements and forward exchange agreements to hedge a portion of these exposures. The Company does not use derivatives or other financial instruments for trading purposes. The Company's management believes the risk of incurring material losses related to credit risk is remote. The Company's derivative and other financial instruments consist of cash, accounts receivable, accounts payable, long-term debt (including current portion), foreign currency exchange contracts and interest rate swaps. The utilization of the Company's derivative financial instruments is described more fully in the Note 8 to the consolidated financial statements.

        Interest Rate Risk

        The Company's debt portfolio, including interest rate swap agreements, as of March 31, 2001, is composed of revolving and term debt denominated in U.S. dollars. Substantially all of the Company's debt was variable-rate at March 31, 2001, however $30.0 million of this debt was effectively fixed with an interest rate swap. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. Based on the variable-rate debt included in the Company's debt portfolio as of March 31, 2001, a 100 basis point increase in interest rates would result in an additional $2.0 million in interest incurred per year. A 100 basis point decline would lower interest incurred by $2.0 million.

        Foreign Currency Exchange Rate Risk

        The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where the Company does business, thereby reducing the Company's net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge the Company's firm and highly anticipated foreign currency cash flows. For the quarter ended March 31, 2001, the Company was a party to foreign currency hedging instruments with notional amounts totaling approximately $8.0 million.



        PART II         OTHER INFORMATION



        ITEM 1.         LEGAL PROCEEDINGS

                        The Company is not currently a party to any material legal proceedings.



        ITEM 2          CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                None.

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


                           DATED: MAY 10, 2001
                                  ------------