Form 10-Q
period 2001-06-30
INTERLOGIX INC
filed 2001-08-03
CIK 930542

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

         [X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to
               __________.

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

                                    YES X NO

         As of August 2, 2001, number of outstanding shares of the Registrant's Common Stock was 19,535,295.


================================================================================

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION..............................................3

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated balance sheets........................................3

           Consolidated statements of operations..............................4

           Consolidated statement of stockholders' equity.....................5

           Consolidated statements of cash flows..............................6

           Notes to consolidated financial statements.........................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS...........................................13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........18



PART II    OTHER INFORMATION.................................................20

ITEM 1.    LEGAL PROCEEDINGS.................................................20

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

ITEM 5.    OTHER INFORMATION.................................................20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................20

SIGNATURE  ..................................................................21

                                INTERLOGIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                                       As of
                                                                               -----------------------
                                                                                June 30,  December 31,
                                                                                  2001       2000
                                                                               ---------- ------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................   $   13.5  $   12.5
   Receivables, net ..........................................................      131.6     131.6
   Inventories, net ..........................................................       86.7      84.9
   Prepaids and other ........................................................       15.3      14.8
                                                                                 --------  --------
         Total current assets ................................................      247.1     243.8

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $59.6 and
   $55.6, respectively .......................................................       54.9      50.4

OTHER ASSETS, net ............................................................        9.9       6.7

INTANGIBLES:
   Other intangible assets, net of accumulated amortization of $30.0 and
   $25.6, respectively .......................................................      133.0     136.6
   Goodwill, net of accumulated amortization of $52.9 and $48.4,
   respectively ..............................................................      190.5     195.5
                                                                                 --------  --------
         TOTAL ASSETS ........................................................   $  635.4  $  633.0
                                                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .........................................       19.5      16.7
   Accounts payable and accrued expenses .....................................       91.2     101.8
   Accounts payable - related party ..........................................        0.1       0.2
                                                                                 --------  --------
         Total current liabilities ...........................................      110.8     118.7

LONG-TERM DEBT ...............................................................      211.0     210.6
DEFERRED INCOME TAXES ........................................................       48.2      46.0
OTHER NONCURRENT LIABILITIES .................................................       11.9      10.7
                                                                                 --------  --------
         Total liabilities ...................................................      381.9     386.0
                                                                                 --------  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 60,000,000 shares authorized,
     20,464,536 issued and 19,507,836 outstanding at June 30, 2001; 20,401,437
     issued and 19,444,737 outstanding at December 31, 2000 ..................        0.2       0.2
   Paid-in-capital ...........................................................      236.8     234.9
   Treasury shares, at cost, 956,700 shares ..................................      (15.3)    (15.3)
   Retained earnings .........................................................       48.7      38.8
   Accumulated other comprehensive loss ......................................      (16.9)    (11.6)
                                                                                 --------  --------
         Total stockholders' equity ..........................................      253.5     247.0
                                                                                 --------  --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $  635.4  $  633.0
                                                                                 ========  ========


See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ---------------------------     ----------------------------
                                                       JUNE 30,        JULY 1,         JUNE 30,        JULY 1,
                                                         2001           2000             2001           2000
                                                     -----------     -----------      -----------     -----------

REVENUES .........................................   $     155.2     $     126.9     $      314.1     $     223.9

COST OF REVENUES .................................          87.3            75.8            179.2           132.9
                                                     -----------     -----------      -----------     -----------

     Gross Profit ................................          67.9            51.1            134.9            91.0

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE ..........................................          40.1            34.7             81.9            63.5

RESEARCH AND
DEVELOPMENT EXPENSES .............................           6.4             6.2             12.7            11.0

AMORTIZATION OF
INTANGIBLES ......................................           5.7             4.7             11.5             7.1

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT .......
                                                              --            37.8               --            37.8

RESTRUCTURING AND
OTHER CHARGES ....................................            --            10.8               --            11.1
                                                     -----------     -----------      -----------     -----------

     Operating Income (loss) .....................          15.7           (43.1)            28.8           (39.5)

OTHER (INCOME) EXPENSE:
     Interest expense, net .......................           4.3             3.5              8.9             4.7
     Other, net ..................................           0.9             0.2              1.4            (2.1)
                                                     -----------     -----------      -----------     -----------

     Income (loss) before taxes ..................          10.5           (46.8)            18.5           (42.1)

INCOME TAX PROVISION (BENEFIT) ...................           4.9            (1.3)             8.6             1.5
                                                     -----------     -----------      -----------     -----------

NET INCOME (LOSS) ................................   $       5.6     $     (45.5)     $       9.9     $     (43.6)
                                                     ===========     ===========      ===========     ===========

Net Income (Loss) per share:
   Basic .........................................   $      0.29     $     (2.53)     $      0.51     $     (2.63)
   Diluted .......................................   $      0.28     $     (2.53)     $      0.50     $     (2.63)
Weighted Average Shares Outstanding:

   Basic .........................................    19,468,457      17,988,097       19,463,457      16,571,670
   Diluted .......................................    19,838,425      17,988,097       19,760,515      16,571,670


See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (DOLLARS IN MILLIONS)

                                                                                                         Accumulated
                                                                                                            Other
                                       Number of     Common      Paid-In      Treasury      Retained    Comprehensive
                                        Shares       Stock       Capital       Stock        Earnings         Loss         Total
                                      ----------   ----------   ----------   ----------    ----------   -------------- ----------
Balance December 31, 1999 .........   15,170,640   $      0.2   $    122.6   $    (15.3)   $     67.3    $     (7.9)   $    166.9
Comprehensive loss
     Net loss .....................           --           --           --           --         (28.5)           --         (28.5)
     Currency translation
     adjustment ...................           --           --           --           --            --          (3.7)         (3.7)
                                                                                                                       ----------
Total comprehensive loss ..........           --           --           --           --            --            --         (32.2)
                                                                                                                       ----------
Issue common stock in
connection with the Merger ........    4,268,372           --        111.2           --            --            --         111.2

Exercise of stock options .........        5,725           --          0.1           --            --            --           0.1

Compensation expense ..............           --           --          1.0           --            --            --           1.0
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance December 31, 2000 .........   19,444,737   $      0.2   $    234.9   $    (15.3)   $     38.8    $    (11.6)   $    247.0
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
Comprehensive income
     Net income ...................           --           --           --           --           4.3            --           4.3
     Unrealized fair value of
     derivative instruments .......           --           --           --           --            --          (0.3)         (0.3)
     Currency translation
     adjustment ...................           --           --           --           --            --          (3.9)         (3.9)
                                                                                                                       ----------
Total comprehensive income ........           --           --           --           --            --            --           0.1
                                                                                                                       ----------
Exercise of stock options .........       18,550           --          0.4           --            --            --           0.4

Compensation expense ..............           --           --          0.3           --            --            --           0.3
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance March 31, 2001
(unaudited)........................   19,463,287   $      0.2   $    235.6   $    (15.3)   $     43.1    $    (15.8)   $    247.8
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
Comprehensive income
     Net income ...................           --           --           --           --           5.6            --           5.6
     Unrealized fair value of
     derivative instruments .......           --           --           --           --            --           0.1           0.1
     Currency translation
     adjustment ...................           --           --           --           --            --          (1.2)         (1.2)
                                                                                                                       ----------
Total comprehensive income ........           --           --           --           --            --            --           4.5
                                                                                                                       ----------
Exercise of stock options .........       44,549           --          0.9           --            --            --           0.9

Compensation expense ..............           --           --          0.3           --            --            --           0.3
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance June 30, 2001
(unaudited)........................   19,507,836   $      0.2   $    236.8   $    (15.3)   $     48.7    $    (16.9)   $    253.5
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes

                                INTERLOGIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                      ---------------------
                                                                       JUNE 30,    JULY 1,
                                                                         2001       2000
                                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) .................................................   $  9.9    $(43.6)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities--
       Depreciation and amortization .................................     19.1      13.0
       Amortization of deferred revenue, net of direct costs .........     (2.3)     (1.7)
       Write-off of acquired in-process research
            and development costs ....................................       --      37.8
       Write-off of intangible assets ................................       --       7.3
       Changes in assets and liabilities--
           Accounts receivable, net ..................................     (2.9)     (3.0)
           Inventories, net ..........................................     (1.8)     (5.1)
           Prepaid expenses and other ................................     (2.6)     (3.0)
           Accounts payable and accrued expenses .....................     (4.7)    (13.2)
                                                                         ------    ------
       Net cash provided by (used in) operating activities ...........     14.7     (11.5)
                                                                         ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, net of cash received .................................     (3.1)   (170.3)
   Capital expenditures ..............................................    (13.2)     (8.7)
   Proceeds from sale of capital assets ..............................       --       0.3
   Other, net ........................................................     (1.4)     (2.4)
                                                                         ------    ------
      Net cash used in investing activities ..........................    (17.7)   (181.1)
                                                                         ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..........................................     53.9     261.0
   Repayment of long-term debt .......................................    (50.9)    (77.0)
   Proceeds from exercise of stock options ...........................      1.2        --
                                                                         ------    ------
     Net cash provided by financing activities .......................      4.2     184.0
                                                                         ------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................     (0.2)     (0.3)
                                                                         ------    ------

     Net increase (decrease) in cash and cash equivalents ............      1.0      (8.9)

CASH AND CASH EQUIVALENTS, beginning of period .......................     12.5      21.6
                                                                         ------    ------

CASH AND CASH EQUIVALENTS, end of period .............................   $ 13.5    $ 12.7
                                                                         ======    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for:
   Interest ..........................................................   $  7.7    $  3.9
   Income Taxes ......................................................   $ 12.6    $  8.7

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

2.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements for the three and six month periods ended June 30, 2001 and July 1, 2000, reflect, in the opinion of management of the Company, all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2000 was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's current Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Certain reclassifications have been made to the prior period to conform to the current year presentation.

3.       INVENTORIES, NET

         Inventories, net are composed of:

                                                      June 30, 2001                  December 31, 2000
                                                      -------------                  -----------------
         Raw Materials                                 $     51.1                        $     47.4
         Work-in-process                                     10.0                              14.1
         Finished goods                                      33.0                              30.6
                                                         --------                         ---------
                                                             94.1                              92.1
         Less:  Inventory reserve                             7.4                               7.2
                                                        ---------                        ----------
                                                       $     86.7                         $    84.9
                                                       ==========                         =========

4.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net are composed of:

                                                   Useful life           June 30, 2001             December 31, 2000
                                                   -----------           -------------             -----------------
                                                    (years)
         Land                                           -                   $  0.3                         $  0.3
         Buildings                                    30-40                    2.0                            2.1
         Machinery and equipment                       7-12                   65.1                           64.0
         Furniture and fixtures                        5-10                   21.8                           21.0
         Leasehold improvements                        2-7                     4.8                            4.4
         ERP and other                                 3-7                    20.5                           14.2
                                                                            ------                         ------
                                                                             114.5                          106.0

         Less: Accumulated depreciation                                       59.6                           55.6
                                                                            ------                         ------

                                                                            $ 54.9                         $ 50.4
                                                                            ======                         ======

         Depreciation expense for the six months ended June 30, 2001 and July 1, 2000 was $7.6 million and $5.9 million, respectively.

5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                          June 30, 2001              December 31, 2000
                                                          -------------              -----------------
         Revolving credit facility                            $136.0                       128.1
         Term facility                                          92.5                        97.5
         Other                                                   2.0                         1.7
                                                             -------                     -------
                                                               230.5                       227.3
         Less:  current portion                                 19.5                        16.7
                                                             -------                     -------
                                                             $ 211.0                     $ 210.6
                                                             =======                     =======

         Effective with the Merger described in Note 1, the Company entered into a five year $325.0 million senior, first priority, secured facility composed of a multi-currency revolving facility in the amount of $225.0 million and a term facility in the amount of $100.0 million. The credit facilities bear interest, at the discretion of Interlogix, at either
         (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio.

         The credit facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%. Commitment
         fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of June 30, 2001, the Company was in compliance with all covenants. The Company incurred debt issue costs of $3.8 million, which are being amortized over the life of the credit facility.

         At June 30, 2001, the Company had borrowings of $228.5 million and had $68.6 million available under its $325.0 million credit facility. At June 30, 2001, the weighted average interest rate charged for borrowings under the credit facility, including the effect of interest rate swap contracts, was 6.10%.

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

         The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted
         EPS:

                                                 Three Months Ended                       Six Months Ended
                                          -------------------------------         -------------------------------
                                          June 30, 2001      July 1, 2000         June 30, 2001     July 1, 2000
                                          -------------      ------------         -------------     ------------
                 Basic                       19,468,457        17,988,097            19,463,457       16,571,670
                 Dilutive impact of
                 options                        369,968                --               297,058               --
                                             ----------        ----------            ----------       ----------

                 Diluted                     19,838,425        17,988,097            19,760,515       16,571,670
                                             ==========        ==========            ==========       ==========

7.       SEGMENT REPORTING

         Through December 31, 2000, the Company reported on a geographic basis with two reportable segments, which included the Americas (North, Central and South America) and Europe (Europe and Africa). Effective January 1, 2001, the Company modified its organizational structure and as a result changed its reportable segments. The Company now operates its business on a geographic basis with three reportable segments, which include North America; Europe, the Middle East and Africa; and Rest of World. Additionally, the Company has three business groups, which operate within each geographic segment. These business groups include security and lifesafety; enterprise technologies; and key management products and services. Segment information for the three and six months ended July 1, 2000 has been restated to give effect to the change in the reportable segments.

         The Company evaluates the performance of its geographic segments based on operating profit, excluding amortization expense and certain corporate charges. Results of Europe, Middle East and Africa have been converted to United States dollars at the average exchange rate for the period.

         The following table presents geographic segment information.

                                                           Three Months Ended             Six Months Ended
                                                      ---------------------------   ---------------------------

                                                      June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                      -------------  ------------   -------------  ------------
         SALES:
         North America                                   $ 100.6        $ 79.0         $ 205.0       $133.3
         Europe, Middle East and Africa                     41.0          38.5            82.6         74.7
         Rest of World                                      13.6           9.4            26.5         15.9
                                                         -------        ------          ------       ------
         Total Sales                                     $ 155.2        $126.9          $314.1       $223.9
                                                         =======        ======          ======       ======
         OPERATING PROFIT:
         North America                                    $ 14.0         $ 9.7          $ 27.4       $ 13.7
         Europe, Middle East and Africa                      4.8           3.1             9.2          6.5
         Rest of World                                       3.2           1.5             6.0          2.0
                                                          ------        ------          ------       ------
         Total Operating Profit                           $ 22.0        $ 14.3          $ 42.6       $ 22.2
                                                          ======        ======          ======       ======


         Geographic segment operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of geographic segment operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                           Three Months Ended             Six Months Ended
                                                      ----------------------------- -----------------------------

                                                      June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                      -------------  ------------   -------------  ------------
         RECONCILIATION:
         Geographic segment operating profit              $22.0         $ 14.3          $ 42.6        $ 22.2
         Amortization expense                              (5.7)          (4.7)          (11.5)         (7.1)
         Acquired in-process research and development        --          (37.8)             --         (37.8)
         Restructuring and other charges                     --          (10.8)             --         (11.1)
         Other expenses and corporate charges              (0.6)          (4.1)           (2.3)         (5.7)
                                                          -----         ------          ------        ------
         Operating income per Statement of Operations     $15.7         $(43.1)         $ 28.8        $(39.5)
                                                          =====         =======         ======        ======

                                                              June 30, 2001              December 31, 2000
                                                              -------------              -----------------
         TOTAL ASSETS:
         North America                                           $507.4                        $506.7
         Europe, Middle East and Africa                            89.0                          86.1
         Rest of World                                             40.0                          40.2
                                                                 ------                        ------
         Total Assets                                            $635.4                        $633.0
                                                                 ======                        ======

         The following table presents business group information on a global reporting basis.

                                                           Three Months Ended             Six Months Ended
                                                      --------------------------    ---------------------------

                                                      June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                      -------------  ------------   -------------  ------------
         SALES:
         Security and Lifesafety                          $ 97.8       $ 81.2          $195.8          $139.2
         Enterprise Technologies                            37.9         31.2            72.6            58.8
         Key Management                                     19.5         14.5            45.7            25.9
                                                          ------       ------          ------          ------
         Total Sales                                      $155.2       $126.9          $314.1          $223.9
                                                          ======       ======          ======          ======

         OPERATING PROFIT:
         Security and Lifesafety                          $ 15.2       $ 9.5           $ 28.7          $ 14.7
         Enterprise Technologies                             4.4         2.4              8.3             4.5
         Key Management                                      3.6         3.1              8.3             4.8
                                                          ------      ------           ------          ------
         Business Group Operating Profit                  $ 23.2      $ 15.0           $ 45.3          $ 24.0
                                                          ======      ======           ======          ======

         Business group operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of business group operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                           Three Months Ended             Six Months Ended
                                                      ---------------------------   ---------------------------

                                                      June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                      -------------  ------------   -------------  ------------
         RECONCILIATION:
         Business group operating profit                  $ 23.2      $  15.0          $ 45.3        $ 24.0
         Amortization expense                               (5.7)        (4.7)          (11.5)         (7.1)
         Acquired in-process research and development         --        (37.8)             --         (37.8)
         Restructuring and other charges                      --        (10.8)             --         (11.1)
         Other expenses and corporate charges               (1.8)        (4.8)           (5.0)         (7.5)
                                                          ------      -------          ------        ------
         Operating income per Statement of Operations     $ 15.7      $ (43.1)         $ 28.8        $(39.5)
                                                          ======      =======          ======        ======

8.       DERIVATIVES

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." These pronouncements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Upon adoption, the cumulative transition adjustment was insignificant.

         Interest Rate Swap Agreements

         The Company has interest rate swap agreements in place with the intent of managing its exposure to interest rate risk on its existing debt obligation. Accordingly, the company currently has three outstanding agreements to effectively convert LIBOR based variable-rate debt to fixed-rate debt.

         The Company considers these agreements to be cash flow hedging instruments. Under SFAS No. 133, in order to consider these agreements as hedges, (i) the Company must designate the instrument as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in interest rates. If the above criteria are not met, the Company will record the market value of the contract at the end of each month on the balance sheet and will recognize a related gain or loss in the statement of operations. Net receipts or payments under these agreements are recognized as an adjustment to interest expense, while changes in the fair market value of these hedges are not recognized in income. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these instruments. The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates.

         At June 30, 2001, the notional amount of the contracts in place was $30.0 million, which were effective as of December 31, 1998, and mature in 2005. The company will receive variable rate payments (equal to the three month LIBOR rate) from the third parties and is obligated to pay fixed interest rate payments (weighted average rate equal to 5.862%) to the third parties during the term of the contracts. The net unrealized loss, which equals the fair values, net of tax, on the interest rate swaps at June 30, 2001 was $0.3 million, and was included in accrued expenses in the Company's balance sheet and recorded as other comprehensive loss in the statement of stockholders' equity.

         Foreign Currency Contracts

         It is the purpose of the Company's foreign exchange risk management policy is to minimize its cash flow exposure to adverse changes in currency and exchange rates. This is accomplished by identifying and evaluating the risk that the Company's cash flows will decline in value due to changes in foreign currency exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company's objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. Forward exchange contracts are designated as a hedge at inception when there is a direct relationship to the exchange risk associated with the Company's cash flow. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes relating all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes of the hedged item. As the terms of the forward exchange contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of other comprehensive income. Contract effectiveness is calculated by comparing the intrinsic value of the effective portion of changes in fair value accumulated in other comprehensive income. Ineffectiveness in the six months ended June 30, 2001 was not significant. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

         As of June 30, 2001, the Company had outstanding foreign exchange contracts with notional amounts totaling approximately $3.0 million. The year to date net unrealized gain, net of tax, is included in prepaid and other assets on the Company's balance sheet and recorded as other comprehensive income in the statement of stockholders' equity was approximately $0.1 million.

9.       RESTRUCTURING AND OTHER CHARGES

         In the first half of 2000, the Company adopted and implemented restructuring plans primarily initiated to reorganize the Company as a result of the Merger discussed in Note 1. Approximately $5.2 million for severance and other costs to exit certain activities were accrued as part of the purchase price of the Merger.

         During the second quarter of 2001 the Company reversed $2.7 million of this amount, which had been accrued as part of the purchase price in connection with the Merger, related to certain exit activities not part of a finalized exit plan.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 23, 2001 the Financial Accounting Standards Board released for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other

         Intangible Assets". SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS NO. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interlogix, Inc. (the "Company"), a Delaware corporation (formerly known as ITI Technologies, Inc. ("ITI")), was incorporated in 1992. Pursuant to the terms of an Agreement and Plan of Merger and Reorganization, SLC Technologies, Inc. ("SLC"), a wholly owned subsidiary of Berwind LLC, formerly known as Berwind Group Partners ("Berwind"), a private company, merged with and into the Company, with the Company surviving (the "Merger"). Since Berwind obtained a controlling interest in the Company, the Merger was accounted for as a reverse acquisition of the Company by SLC (see discussion in Note 1 to the consolidated financial statements). Accordingly, the financial statements of the Company consist of the historical accounts of SLC with the results of ITI included beginning on May 2, 2000. Concurrently with the transaction, the Company changed its name to Interlogix, Inc.

         UNAUDITED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

         The following tables illustrate results of operations for the periods indicated and the percentages for which certain items of income and expense relate to net sales:

                                                                      Three Months Ended             Six Months Ended
                                                                 ---------------------------   ---------------------------

                                                                 June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                                 -------------  ------------   -------------  ------------
         Revenues  ...........................................      $ 155.2       $ 126.9         $ 314.1       $ 223.9
                                                                    -------       -------         -------       -------
         Gross Profit  .......................................         67.9          51.1           134.9          91.0
         Selling, General and Administrative  ................         40.1          34.7            81.9          63.5
         Research and Development  ...........................          6.4           6.2            12.7          11.0
         Amortization of Intangibles  ........................          5.7           4.7            11.5           7.1
         Acquired in-process research and development.........           --          37.8              --          37.8
         Restructuring and other charges  ....................           --          10.8              --          11.1
                                                                    -------       -------         -------       -------
         Operating Income (loss)..............................         15.7         (43.1)           28.8         (39.5)
                                                                    -------       -------         -------       -------
         Interest Expense, net  ..............................          4.3           3.5             8.9           4.7
         Other (Income) Expense, net .........................          0.9           0.2             1.4          (2.1)
                                                                    -------       -------         -------       -------
         Income (loss) Before Taxes  .........................         10.5         (46.8)           18.5         (42.1)
         Income tax provision (benefit)  .....................          4.9          (1.3)            8.6           1.5
                                                                    -------       -------         -------       -------
         Net Income (loss)  ..................................      $   5.6       $ (45.5)        $   9.9       $ (43.6)
                                                                    =======       =======         =======       =======

                                                                      Three Months Ended             Six Months Ended
                                                                 ----------------------------- -----------------------------

                                                                 June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                                 -------------  ------------   -------------  ------------
         Revenues  ...........................................       100.0%        100.0%          100.0%        100.0%
                                                                     ------        ------          ------        ------
         Gross Profit  .......................................        43.8%         40.3%           42.9%         40.6%
         Selling, General and Administrative  ................        25.8%         27.3%           26.1%         28.3%
         Research and Development  ...........................         4.1%          4.9%            4.0%          4.9%
         Amortization of Intangibles  ........................         3.7%          3.7%            3.7%          3.2%

         Acquired in-process research and development        --          29.8%             --          16.9%
         Restructuring and other charges  .........          --           8.5%             --           4.9%
                                                          -----         -----           -----         -----
         Operating Income (loss) ..................        10.1%        (34.0%)           9.2%        (17.7%)
                                                          -----         -----           -----         -----
         Interest Expense, net  ...................         2.8%          2.8%            2.8%          2.1%
         Other (Income) Expense, net  .............         0.6%          0.2%            0.4%         (0.9%)
                                                          -----         -----           -----         -----
         Income (loss) Before Taxes  ..............         6.8%        (36.9%)           5.9%        (18.8%)
         Income tax provision (benefit)  ..........         3.2%         (1.0%)           2.7%          0.7%
                                                          -----         -----           -----         -----
         Net Income (loss) ........................         3.6%        (35.9%)           3.2%        (19.5%)
                                                          =====         =====           =====         =====

         THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED JULY 1, 2000

         Revenues. Revenues increased from $126.9 million for the three months ended July 1, 2000 to $155.2 million for the three months ended June 30, 2001, which represents an increase of $28.3 million, or 22.3%. Revenues increased from $223.9 million for the six months ended July 1, 2000 to $314.1 million for the six months ended June 30, 2001, which represents an increase of $90.2 million, or 40.3%. The increase in revenues for both periods is due in part to the inclusion of ITI for 2001 as compared to only partial inclusion in 2000 due to the merger on May 2. ITI revenues were $34.4 million and $68.4 million for the quarter and six months ended June 30, 2001, respectively, compared to $22.0 million for both six month periods. Excluding the impact of incremental ITI sales, total revenues increased by 12.5% over second quarter 2000 and by 19.6% over the six months ended July 1, 2000. These increases are net of the adverse impact for exchange translation adjustments of $2.8 million and $5.4 million, respectively.

         Excluding incremental sales due to the inclusion of ITI, revenues for the security and lifesafety group increased $10.2 million or 7.3% for the six months ended June 30, 2001. Contributing to this sales increase was revenue growth in Europe and Africa. In addition, during the first quarter of 2000, revenues were constrained in the United States by an inventory reduction program by a major distributor. Sales within the key management business group increased $19.8 million or 76.4% over the six months ended July 1, 2000. This growth resulted primarily from incremental business in the real estate market generated from the Supra Advantage Express III product offering. Shipments for this product line started in the third quarter of 2000. The digital video product line was the primary contributor to the increase in enterprise technologies revenues of $13.8 million or 23.5%, over the six months ended July 1, 2000. This growth was due to increased acceptance of digital video surveillance products for educational institutions for safety reasons. Contracts received from city transit systems for a digital video recorder products also supported increased sales. During the six months ended June 30, 2001 this group received $8.5 million in orders from transit systems in Chicago and New Orleans. Revenue resulting from these contracts during the quarter was $1.8 million.

         Gross Profit. As a percentage of revenues, gross profit was 43.8% for the three months ended June 30, 2001 versus 40.3% for the three months ended July 1, 2000. As a percentage of revenues, gross profit was 42.9% for the six months ended June 30, 2001 versus 40.6% for the six months ended July 1, 2000. Changes in product mix and cost reductions as a result of global purchasing initiatives provided an increase in gross profit as a percentage of sales for both the quarter and the six months ended June 30, 2001. The inclusion of ITI wireless products in the first quarter of 2001, with associated higher gross margins than hardwired based offerings, also contributed to the improvements. Merger related inventory adjustments of $2.9 million during the quarter ended July 1, 2000 resulted in a lower percentage for the 2000 periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $34.7 million for the three months ended July 1, 2000 to $40.1 million for the three months ended June 30, 2001 which represents an increase of $5.4 million or 15.6%. As a percentage of sales, selling, general and administrative expenses were 25.8% for the three months ended June 30, 2001 versus 27.4% for the comparable period in 2000. Selling, general and administrative expenses increased from $63.5 million for the six months ended July 1, 2000 to $81.9 million for the six months ended June 30, 2001 which represents an increase of $18.4 million or 29.0%. As a percentage of sales, selling, general and administrative expenses were 26.1% for the six months ended June 30, 2001 versus 28.4% for the comparable period in 2000. The inclusion of ITI for the full six month period in 2001 contributed $1.9 million and $8.2 million of incremental expense for the three and six months ended June 30, 2001, respectively. Other increases in selling, general and administrative expenses are primarily related to infrastructure investments made in the enterprise technologies and key management businesses. Expenses directed at supporting the growth of the key management products group resulted in an increase of $5.9 million for the six months ended June 30, 2001 as compared to the six months ended July 1, 2000. Incremental infrastructure investments of $2.3 million were made in the digital video product offering for the six months ended June 30, 2001. Also included in 2001 spending were costs related to establishing and staffing a corporate office in Austin, Texas.

         Research and Development Expenses. Research and development expenses increased from $6.2 million for the three months ended July 1, 2000 to $6.4 million for the three months ended June 30, 2001 which represents an increase of $0.2 million, or 3.2%. As a percentage of sales, research and development expenses were 4.1% for the three months ended June 30, 2001 versus 4.9% for the three months ended July 1, 2000. Research and development expenses increased from $11.0 million for the six months ended July 1, 2000 to $12.7 million for the six months ended June 30, 2001 which represents an increase of $1.7 million, or 15.5%. As a percentage of sales, research and development expenses were 4.0% for the six months ended June 30, 2001 versus 4.9% for the six months ended July 1, 2000. Increased research and development expenses were due to the inclusion of ITI for the six months ended June 30, 2001, which contributed $2.5 million of incremental expense over the prior comparable period. Engineering investments made in 2001 in the enterprise technologies business included investments in developing the next generation integrated platform for access control systems and digital video recording systems. Synergies as a result of eliminating duplicate development activities in the security and lifesafety group as a result of the merger, contributed to the reduction in spending as a percentage of sales.

         Amortization of Intangible Assets. The amortization of intangible assets increased from $4.7 million for the three months ended July 1, 2000 to $5.7 million for the three months ended June 30, 2001 which, represents an increase of $1.0 million or 21.3%. The amortization of intangible assets increased from $7.1 million for the six months ended July 1, 2000 to $11.5 million for the six months ended June 30, 2001, which represents an increase of $4.4 million or 62.0 %. The increase in amortization of intangible assets is due to the addition of approximately $222.6 million of intangible assets, including goodwill, as a result of the Merger. The identifiable intangible assets include technology, patents, trademarks, and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years.

         Interest Expense, Net. Net interest expense increased from $3.5 million for the three months ended July 1, 2000 to $4.3 million for the three months ended June 30, 2001, which represents an increase of $0.8 million or 22.9%. Net interest expense increased from $4.7 million for the six months ended July 1, 2000 to $8.9 million for the six months ended June 30, 2001, which represents an increase of $4.2 million or 89.4%. The increase in interest expense is due to increased borrowings of $173.0 million during the second quarter 2000. These funds were used to finance the incremental debt associated with the Merger.

         Other (Income) Expense, Net. Other expense, net of other income was $0.9 million for the three months ended June 30, 2001 versus $0.2 million for the three months ended July 1, 2000. Other expense, net of other income was $1.4 million for the six months ended June 30, 2001 versus other income, net of other expense of $2.1 million for the six months ended July 1, 2000. Contributing to other net income for the six months ended July 1, 2000 was the settlement of a patent infringement lawsuit in the amount of $2.5 million. Results for the six months ended June 30, 2001 include currency exchange losses of approximately $1.2 million related to the strength of the US dollar in relation to the Euro. This impact reflects the requirement to revalue European obligations denominated in US dollars, using current exchange rates.

         Income Tax Provision (Benefit). Income taxes increased from a benefit of $1.3 million for the three months ended July 1, 2000 to a provision of $4.9 million for the three months ended June 30, 2001, which represents an increase of $6.2 million. The effective tax rate was 46.7% for the three months ended June 30, 2001, compared to an effective tax rate of 2.7% for the three months ended July 1, 2000. Income tax expense increased from $1.5 million for the six months ended July 1, 2000 to $8.6 million for the six months ended June 30, 2001, which represents an increase of $7.1 million. The effective tax rate was 46.5% for the six months ended June 30, 2001, compared to an effective tax rate of (3.6%) for the six months ended July 1, 2000. The effective tax rate in 2000 is affected by the increase in non-deductible charges for goodwill, non-deductible restructuring charges and the write-off of the acquired research and development related to the Merger. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

         SEGMENT INFORMATION (UNAUDITED)

                                               Three Months Ended                     Six Months Ended
                                        ---------------------------------     ---------------------------------
                                        June 30, 2001       July 1, 2000      June 30, 2001       July 1, 2000
                                        --------------     --------------     --------------     --------------
SALES:
North America                           $        100.6     $         79.0     $        205.0     $        133.3
Europe, Middle East and Africa                    41.0               38.5               82.6               74.7
Rest of World                                     13.6                9.4               26.5               15.9
                                        --------------     --------------     --------------     --------------
Total Sales                             $        155.2     $        126.9     $        314.1     $        223.9
                                        ==============     ==============     ==============     ==============
OPERATING PROFIT:
North America                           $         14.0     $          9.7     $         27.4     $         13.7
Europe, Middle East and Africa                     4.8                3.1                9.2                6.5
Rest of World                                      3.2                1.5                6.0                2.0
                                        --------------     --------------     --------------     --------------
Total Operating Profit                  $         22.0     $         14.3     $         42.6     $         22.2
                                        ==============     ==============     ==============     ==============


         Segment operating profit does not include amortization expense, restructuring charges, and certain corporate charges. A reconciliation of segment operating profit to operating income as presented in the financial statements can be found in Note 7 to the consolidated financial statements.

         Sales. Net customer sales for North America increased from $79.0 million for the quarter ended July 1, 2000 to $100.6 million for the quarter ended June 30, 2001, an increase of $21.6 million or 27.3%. For the six months ended June 30, 2001 sales increased from $133.3 million to $205.0 million over the comparable period in 2000, which represents an increase of $71.7 million or 53.8%. The increase is partially due to the inclusion of ITI sales of $68.4 million for the six months ended June 30, 2001. Additional increases were a result of growth within the key management and digital video product lines. Sales of digital video and recorder products under the Kalatel brand increased $14.6 million over the six-month period in 2000. Growth within the key management business as result of the success of Supra Advantage Express III platform provided incremental sales of $18.2 million for the six months ended June 30, 2001. This product line was introduced to the market in the third quarter of 2000.

         Net shipments for Europe, the Middle East and Africa for the three months ended June 30, 2001 were $41.0 million as compared to $38.5 million for same period in 2000. Shipments of $82.6 million for the six months ended June 30, 2001 were $7.9 million, or 10.6% higher than the comparative period for 2000. Excluding the impact of foreign currency translation adjustments of $5.4 million, sales growth in Europe, the Middle East and Africa was 17.8% as compared to 2000. Contributing to growth were ITI sales into this region of $2.6 million for the six months ended June 30, 2001. Sales growth was also supported by the introduction of expanded offerings in the closed circuit television product line.

         Sales for Rest of World were $13.6 million for the quarter ended June 30, 2001 as compared to $9.4 million for the quarter ended July 1, 2000. For the six months ended June 30, 2001 sales were $26.5 versus $15.9 million for the comparable period in 2000. The inclusion of ITI sales into this region for the six months ended June 30, 2001 accounts for $13.3 million of this increase. Growth was limited in part due to an economic downturn, particularly in the Australian marketplace.

         Operating Profit. For the three and six months ended June 30, 2001 operating profit for North America was $14.0 million and $27.4 million, or $13.9% and 13.4% of sales, respectively. This compares with $9.7 million and $13.7 million, or 12.3% and 10.3% of sales, for the three and six months ended July 1, 2000, respectively. Improvements in relative operating profit margins can be attributed to changes in product mix due to the wireless ITI product offering and the introduction of the Supra Advantage Exress III product line. providing improved gross margins. Synergies realized from the Merger in the areas of global procurement initiatives and expense savings due to research and development and administration redundancies, contributed to improved operating income ratios. The additional volumes over the prior year supported increased leverage of the fixed cost base of the North American operation.

         Operating profit for Europe, the Middle East and Africa for the three and six months ended June 30, 2001 was $4.8 million and $9.2 million, or 11.7% and 11.1% of sales, respectively. This performance was an improvement from the 8.1% and 8.7% operating profit ratios to sales in three and six months ended July 1, 2000, respectively. This was despite the adverse impact of currency translation adjustments, resulting from the U.S. dollar being approximately 6.7% stronger in the six months ended 2001 than in the applicable prior period. The impact of the strengthening U.S. dollar on U.S. sourced products adversely impacted operating profit by approximately $1.7 million for the current year to date period.

         Operating profit in Rest of World for the three and six months ended June 30, 2001 was $3.2 million and $6.0 million, respectively, as compared to $1.5 million and $2.0 million, respectively, for the comparable periods in 2000. ITI's contribution to operating profit in this geographic region was approximately $4.3 million in 2001.

         LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         Cash flow from operations, supplemented with proceeds from debt financing, historically has provided funding for the Company's capital spending and acquisition objectives. Cash flow from operations and financing activities are expected to meet the Company's future resource requirements.

         CAPITAL EXPENDITURES

         Capital expenditures for the six months ended June 30, 2001 were $13.2 million versus $8.7 million for the six months ended July 1, 2000. During 2001, the Company has continued to invest in a common information technology platform to both encompass worldwide operations and provide the capability to undertake electronic commerce activities.

         FINANCING AND CAPITAL STRUCTURE

         Effective with the merger transaction described in Note 1, the Company entered into a five year $325.0 million senior, first priority, secured facility composed of a multi-currency revolving facility in the amount of $225.0 million and a term facility in the amount of $100.0 million. At June 30, 2001, the Company had $68.6 million available to borrow under the revolving facility, and had repaid $7.5 million of its $100.0 million term facility leaving a balance of $92.5 million. The credit facility also includes up to $17.0 million for letters of credit of which $6.7 million are unused at June 30, 2001.

         The credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. Commitment fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of June 30, 2001, the Company was in compliance with all covenants.

         WORKING CAPITAL

         Working capital, excluding cash, at June 30, 2001 was $122.8 million compared to $112.6 million at December 31, 2000, an increase of $10.2 million. The increase in working capital is due primarily to higher levels of inventory to support the demand in the enterprise technologies and key management businesses and higher receivables due to rapid growth in these same areas.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 23, 2001 the Financial Accounting Standards Board released for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS NO. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

         KEY MANAGEMENT OUTLOOK

         The Company's Supra Division has historically arranged for its real estate customers to finance product purchases through leases from a third party financial institution. This financial institution has advised the Company that internal loan concentration limits will not permit it to continue to finance these leases. The Company is negotiating with alternative sources of customer financing and while it expects to reach an agreement with a new financing source in the third quarter it has not reached a commitment for the alternative financing as of this date.

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

         Interest Rate Risk

         The Company's debt portfolio, including interest rate swap agreements, as of June 30, 2001, is composed of revolving and term debt denominated in U.S. dollars. Substantially all of the Company's debt was variable-rate at June 30, 2001, however $30.0 million of this debt was effectively fixed with an interest rate swap. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. Based on the variable-rate debt included in the Company's debt portfolio as of June 30, 2001, a 100 basis point increase in interest rates would result in an additional $2.0 million in interest incurred per year. A 100 basis point decline would lower interest incurred by $2.0 million.

         Foreign Currency Exchange Rate Risk

         The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where the Company does business, thereby reducing the Company's net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge the Company's firm and highly anticipated foreign currency cash flows. For the quarter ended June 30, 2001, the Company was a party to foreign currency hedging instruments with notional amounts totaling approximately $3.0 million.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.1 Amendment No. 3 dated as of June 15, 2001, to Credit Agreement dated as of November 17, 1999, previously amended as of September 5, 2000 and November 29, 2000 among Interlogix, Inc. the institutions party thereto, PNC bank, National Association, as administrative agent for the Banks, The Bank of Nova Scotia, as syndication agent for the Banks and First Union National Bank, as documentation agent.

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


                             DATED: AUGUST 3, 2001

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER              DESCRIPTION
       ------              -----------
         10.1              Amendment No. 3 dated as of June 15, 2001, to Credit
                           Agreement dated as of November 17, 1999, previously
                           amended as of September 5, 2000 and November 29, 2000
                           among Interlogix, Inc. the institutions party
                           thereto, PNC bank, National Association, as
                           administrative agent for the Banks, The Bank of Nova
                           Scotia, as syndication agent for the Banks and First
                           Union National Bank, as documentation agent.