Form 10-Q
period 2001-09-29
INTERLOGIX INC
filed 2001-11-09
CIK 930542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

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

        As of November 8, 2001, number of outstanding shares of the Registrant's Common Stock was 19,558,246.

================================================================================

TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION...........................................................................3

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated balance sheets.....................................................................3

                  Consolidated statements of operations...........................................................4

                  Consolidated statements of stockholders' equity.................................................5

                  Consolidated statements of cash flows...........................................................6

                  Notes to consolidated financial statements......................................................7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

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


PART II           OTHER INFORMATION..............................................................................22

ITEM 1.           LEGAL PROCEEDINGS..............................................................................22

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................22

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES................................................................22

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................22

ITEM 5.           OTHER INFORMATION..............................................................................22

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

SIGNATURE         ...............................................................................................23

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                         INTERLOGIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                                                  As of
                                                                                    ----------------------------------
                                                                                     September 29,     December 31,
                                                                                         2001              2000
                                                                                    ----------------------------------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...............................................         $       9.9      $      12.5
   Receivables, net .......................................................               131.7            131.6
   Inventories, net .......................................................                79.5             84.9
   Prepaids and other  ....................................................                16.3             14.8
                                                                                    ----------------------------------
         Total current assets..............................................               237.4            243.8

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $63.0
   and $ 55.6, respectively................................................                59.9             50.4

OTHER ASSETS, net .........................................................                10.2              6.7

INTANGIBLES:
   Other intangible assets, net of accumulated amortization of $32.9 and
   $25.6, respectively.....................................................               131.1            136.6

   Goodwill, net of accumulated amortization of $56.5 and $48.4,
   respectively............................................................               190.2            195.5
                                                                                    ----------------------------------
         TOTAL ASSETS......................................................         $     628.8      $     633.0
                                                                                    ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt.......................................                19.2             16.7
   Accounts payable and accrued expenses...................................                93.5            101.8
   Accounts payable - related party                                                         0.1              0.2
                                                                                    ----------------------------------
         Total current liabilities.........................................               112.8            118.7

LONG-TERM DEBT.............................................................               196.2            210.6
DEFERRED INCOME TAXES......................................................                48.0             46.0
OTHER NONCURRENT LIABILITIES...............................................                 9.7             10.7
                                                                                    ----------------------------------
         Total liabilities.................................................               366.7            386.0
                                                                                    ----------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 60,000,000 shares authorized,
     20,503,347 issued and 19,546,647 outstanding at September 29, 2001;
     20,401,437 issued and 19,444,737 outstanding at December 31, 2000.....                 0.2              0.2
   Paid-in-capital.........................................................               238.1            234.9
   Treasury shares, at cost, 956,700 shares................................               (15.3)           (15.3)
   Retained earnings.......................................................                53.4             38.8
   Accumulated other comprehensive loss....................................               (14.3)           (11.6)
                                                                                    ----------------------------------
         Total stockholders' equity........................................               262.1            247.0
                                                                                    ----------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................         $     628.8      $     633.0
                                                                                    ==================================

See accompanying notes

                       INTERLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           ---------------------------------  -------------------------------------
                                           SEPTEMBER 29,     SEPTEMBER 30,     SEPTEMBER 29,       SEPTEMBER 30,
                                                2001             2000               2001               2000
                                           ---------------  ----------------  -----------------  ------------------
REVENUES.............................      $        149.3   $        154.0    $         463.4    $      377.9

COST OF REVENUES.....................                86.6             87.8              265.8           220.8
                                           ---------------  ----------------  -----------------  ------------------

     Gross Profit....................                62.7             66.2              197.6           157.1

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE...............                39.4             35.8              121.3            99.3

RESEARCH AND
DEVELOPMENT EXPENSES.................                 5.5              6.0               18.2            17.0

AMORTIZATION OF
INTANGIBLES..........................                 5.7              5.7               17.2            12.8


ACQUIRED IN-PROCESS
RESEARCH & DEVELOPMENT...............                 -                -                  -              37.8

RESTRUCTURING AND
OTHER CHARGES........................                 -                -                  -              11.1
                                           ---------------  ----------------  -----------------  ------------------

     Operating Income (loss).........                12.1             18.7               40.9           (20.9)

OTHER (INCOME) EXPENSE:
     Interest expense, net...........                 3.7              4.7               12.6             9.4
     Other, net......................                (0.3)             0.9                1.1            (1.2)
                                           ---------------  ----------------  -----------------  ------------------

     Income (loss) before taxes......                 8.7             13.1               27.2           (29.1)

INCOME TAX PROVISION                                  4.0              6.6               12.6             8.0
                                           ---------------  ----------------  -----------------  ------------------

NET INCOME (LOSS)....................      $          4.7   $          6.5    $          14.6    $      (37.1)
                                           ===============  ================  =================  ==================

Net Income (Loss) per share:
   Basic                                   $         0.24   $         0.33    $          0.75    $      (2.12)
   Diluted                                 $         0.24   $         0.33    $          0.74    $      (2.12)
Weighted Average Shares Outstanding:
   Basic                                       19,534,608       19,444,737         19,487,261      17,525,864
   Diluted                                     19,992,508       19,532,479         19,840,892      17,525,864

See accompanying notes

                        INTERLOGIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (DOLLARS IN MILLIONS)


                                    Number of       Common         Paid-In       Treasury      Retained
                                     Shares          Stock         Capital         Stock       Earnings
                                  --------------  ------------  --------------  ------------  ------------
Balance December 31, 1999           15,170,640    $   0.2       $   122.6       $   (15.3)    $   67.3
Comprehensive loss
------------------
     Net loss                                -        -               -               -          (28.5)
     Currency translation
     adjustment                              -        -               -               -            -

Total comprehensive loss                     -        -               -               -            -

Issue common stock in
connection with the Merger           4,268,372        -             111.2             -            -

Exercise of stock options                5,725        -               0.1             -            -
Compensation expense                         -        -               1.0             -            -
                                  --------------  ------------  --------------  ------------  ------------
Balance December 31, 2000           19,444,737    $   0.2       $   234.9       $   (15.3)    $   38.8
                                  --------------  ------------  --------------  ------------  ------------
Comprehensive income
--------------------
     Net income                              -        -               -               -            4.3
     Unrealized fair value of
     derivative instruments                  -        -               -               -            -
     Currency translation
     adjustment                              -        -               -               -            -

Total comprehensive income                   -        -               -               -            -

Exercise of stock options               18,550        -               0.4             -            -
Compensation expense                         -        -               0.3             -            -
                                  --------------  ------------  --------------  ------------  ------------
Balance March 31, 2001
(unaudited)                         19,463,287    $   0.2       $   235.6       $   (15.3)    $   43.1
                                  --------------  ------------  --------------  ------------  ------------
Comprehensive income
--------------------
     Net income                              -        -               -               -            5.6
     Unrealized fair value of
     derivative instruments                  -        -               -               -            -
     Currency translation
     adjustment                              -        -               -               -            -

Total comprehensive income                   -        -               -               -            -

Exercise of stock options               44,549        -               0.9             -            -
Compensation expense                         -        -               0.3             -            -
                                  --------------  ------------  --------------  ------------  ------------
Balance June 30, 2001
(unaudited)                         19,507,836    $   0.2       $   236.8       $   (15.3)    $   48.7
                                  --------------  ------------  --------------  ------------  ------------
Comprehensive income
--------------------
     Net income                              -        -               -               -            4.7
     Unrealized fair value of
     derivative instruments                  -        -               -               -            -
     Currency translation
     adjustment                              -        -               -               -            -

Total comprehensive income                   -        -               -               -            -

Exercise of stock options               38,811        -               1.0             -            -

Compensation expense                         -        -               0.3             -            -
                                  --------------------------------------------------------------------------
Balance September 29, 2001
(unaudited)                         19,546,647    $   0.2       $   238.1       $   (15.3)    $   53.4
                                  ==========================================================================

                                    Accumulated
                                       Other
                                   Comprehensive
                                        Loss             Total
                                  -----------------  --------------
Balance December 31, 1999             $   (7.9)       $   166.9
Comprehensive loss
------------------
     Net loss                               -             (28.5)
     Currency translation
     adjustment                           (3.7)            (3.7)
                                                     --------------
Total comprehensive loss                   -              (32.2)
                                                     --------------
Issue common stock in
connection with the Merger                 -              111.2

Exercise of stock options                  -                0.1
Compensation expense                       -                1.0
                                  -----------------  --------------
Balance December 31, 2000            $   (11.6)       $   247.0
                                  -----------------  --------------
Comprehensive income
--------------------
     Net income                            -                4.3
     Unrealized fair value of
     derivative instruments               (0.3)            (0.3)
     Currency translation
     adjustment                           (3.9)            (3.9)
                                                     --------------
Total comprehensive income                 -                0.1
                                                     --------------
Exercise of stock options                  -                0.4
Compensation expense                       -                0.3
                                  -----------------  --------------
Balance March 31, 2001
(unaudited)                          $   (15.8)       $   247.8
                                  -----------------  --------------
Comprehensive income
--------------------
     Net income                            -                5.6
     Unrealized fair value of
     derivative instruments                0.1              0.1
     Currency translation
     adjustment                           (1.2)            (1.2)
                                                     --------------
Total comprehensive income                 -                4.5
                                                     --------------
Exercise of stock options                  -                0.9
Compensation expense                       -                0.3
                                  -----------------  --------------
Balance June 30, 2001
(unaudited)                          $   (16.9)       $   253.5
                                  -----------------  --------------
Comprehensive income
--------------------
     Net income                            -                4.7
     Unrealized fair value of
     derivative instruments               (0.3)            (0.3)
     Currency translation
     adjustment                            2.9              2.9
                                                     --------------
Total comprehensive income                 -                7.3
                                                     --------------
Exercise of stock options                  -                1.0

Compensation expense                       -                0.3
                                  ---------------------------------
Balance September 29, 2001
(unaudited)                          $   (14.3)       $   262.1
                                  =================================

See accompanying notes

                       INTERLOGIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                               ---------------------------------
                                                                               SEPTEMBER 29,     SEPTEMBER 30,
                                                                                    2001             2000
                                                                               ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)...............................                               $  14.6         $ (37.1)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities--
       Depreciation and amortization...............                                  29.0            23.0
       Amortization of deferred revenue, net of direct costs                         (3.6)           (2.7)
       Write-off of acquired in-process research
         and development costs.....................                                   -              37.8
       Write-off of intangible assets..............                                   -               7.3
       Changes in assets and liabilities--
           Accounts receivable, net................                                  (2.9)          (23.6)
           Inventories, net........................                                   1.6            (9.0)
           Prepaid expenses and other..............                                  (4.9)           (0.6)
           Accounts payable and accrued expenses...                                  (5.3)           (0.6)
                                                                               ---------------  ----------------
       Net cash provided by (used in) operating activities                           28.5            (5.5)
                                                                               ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash received..............                                  (3.1)         (170.3)
   Capital expenditures............................                                 (17.0)          (14.6)
   Proceeds from sale of capital assets............                                   -               0.1
   Proceeds from sale of notes receivable..............                               -              20.8
   Other, net......................................                                  (0.9)           (5.6)
                                                                               ---------------  ----------------
      Net cash used in investing activities........                                 (21.0)         (169.6)
                                                                               ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings........................                                  68.3           267.8
   Repayment of long-term debt.....................                                 (80.5)          (82.2)
   Proceeds from exercise of stock options.........                                   2.3             -
                                                                               ---------------  ----------------
     Net cash provided by (used in) financing
          activities...............................                                  (9.9)          185.6
                                                                               ---------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............                                  (0.2)           (0.4)
                                                                               ---------------  ----------------

     Net increase (decrease) in cash and cash equivalents                            (2.6)           10.1

CASH AND CASH EQUIVALENTS, beginning of period.....                                  12.5            21.6
                                                                               ---------------  ----------------

CASH AND CASH EQUIVALENTS, end of period...........                               $   9.9         $  31.7
                                                                               ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for:
   Interest........................................                               $  11.8         $  10.1
   Income Taxes....................................                               $  18.4         $   9.6

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

2.      BASIS OF PRESENTATION

        The unaudited consolidated financial statements for the three and nine month periods ended September 29, 2001 and September 30, 2000, reflect, in the opinion of management of the Company, all normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2000 was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's current Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

        The unaudited consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Certain reclassifications have been made to the prior period to conform to the current year presentation.

3.      INVENTORIES, NET

        Inventories, net are composed of:

                                                   September 29, 2001                December 31, 2000
                                                   ------------------                -----------------
         Raw materials                                 $     49.5                        $     47.4
         Work-in-process                                      8.3                              14.1
         Finished goods                                      29.7                              30.6
                                                       ----------                        ----------
                                                             87.5                              92.1
         Less: Inventory reserve                              8.0                               7.2
                                                       ----------                        ----------
                                                       $     79.5                        $     84.9
                                                       ==========                        ==========

4.      PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net are composed of:

                                                   Useful life        September 29, 2001           December 31, 2000
                                                   -----------        ------------------           -----------------
                                                     (years)
         Land                                           -                  $   0.3                     $      0.3
         Buildings                                    30-40                    2.1                            2.1
         Machinery and equipment                       7-12                   66.7                           64.0
         Furniture and fixtures                        5-10                   23.1                           21.0
         Leasehold improvements                        2-7                     4.9                            4.4
         ERP and other                                 3-7                    21.8                           14.2
         Leased assets                                 5-7                     4.0                              -
                                                                           -------                     ----------
                                                                             122.9                          106.0

         Less: Accumulated depreciation                                       63.0                           55.6
                                                                           -------                     ----------

                                                                           $  59.9                     $     50.4
                                                                           =======                     ==========

        Depreciation expense for the nine months ended September 29, 2001 and September 30, 2000 was $11.8 million and $9.9 million, respectively.

5.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                       September 29, 2001            December 31, 2000
                                                       ------------------            -----------------
         Revolving credit facility                         $   125.0                    $  128.1
         Term facility                                          90.0                        97.5
         Other                                                   0.4                         1.7
                                                           ---------                    --------
                                                               215.4                       227.3
         Less: current portion                                  19.2                        16.7
                                                           ---------                    --------
                                                           $   196.2                    $  210.6
                                                           =========                    ========

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

        The credit facility was used to finance the merger transaction, to refinance SLC's previous bank debt obligations, to provide for working capital and for general corporate purposes. The revolver is due May 2005. The term facility will be amortized in equal quarterly installments in the following percentages of the initial principal amount of the term facility for each year: (1) Year 1-10%, (2) Year 2-15%, (3) Year 3-20%, (4) Year 4-25% and (5) Year 5-30%. Commitment
        fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of September 29, 2001, the Company was in compliance with all covenants. The Company incurred debt issue costs of $3.8 million, which are being amortized over the life of the credit facility.

        At September 29, 2001, the Company had borrowings of $215.0 million and had $65.0 million available under its $325.0 million credit facility. At September 29, 2001, the weighted average interest rate charged for borrowings under the credit facility, including the effect of interest rate swap contracts, was 4.97%.

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

        Since the Company had a net loss for the nine-month period ended September 30, 2000, the potential effect of common stock equivalents would have an anti-dilutive effect. As a result, the average number of common shares outstanding is the same for purposes of computing basic and diluted EPS for the period.

        The following table summarizes the number of shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS:

                                                Three Months Ended                    Nine Months Ended
                                       ----------------------------------     ----------------------------------
                                        September 29,     September 30,         September 29,    September 30,
                                        --------------    --------------        --------------   --------------
                                             2001              2000                  2001             2000
                                             ----              ----                  ----             ----
                 Basic                     19,534,608        19,444,737            19,487,261       17,525,864

                 Dilutive impact of
                 options                      457,900            87,742               353,631                -
                                           ----------        ----------            ----------       ----------

                 Diluted                   19,992,508        19,532,479            19,840,892       17,525,864
                                           ==========        ==========            ==========       ==========

7.      SEGMENT REPORTING

        Through December 31, 2000, the Company reported on a geographic basis with two reportable segments, which included the Americas (North, Central and South America) and Europe (Europe and Africa). Effective January 1, 2001, the Company modified its organizational structure and as a result changed its reportable segments. The Company now operates its business on a geographic basis with three reportable segments, which include North America; Europe and Africa; and Rest of World. Additionally, the Company has three business groups, which operate within each geographic segment. These business groups include security and lifesafety, enterprise technologies, and key management products and services. Segment information for the three and nine months ended September 30, 2000 has been restated to give effect to the change in the reportable segments.

        The Company evaluates the performance of its geographic segments based on operating profit, excluding amortization expense and certain corporate charges. Results of Europe and Africa have been converted to United States dollars at the average exchange rate for the period.

        The following table presents geographic segment information.

                                                           Three Months Ended            Nine Months Ended
                                                      ----------------------------  ----------------------------

                                                      September 29,  September 30,  September 29,  September 30,
                                                      -------------  -------------  -------------  -------------
                                                           2001           2000           2001          2000
                                                           ----           ----           ----          ----
         SALES:
         ------
         North America                                   $  94.6        $ 102.8        $ 299.6        $ 236.1
         Europe and Africa                                  41.2           38.3          123.8          113.0
         Rest of World                                      13.5           12.9           40.0           28.8
                                                            ----           ----           ----           ----
         Total Sales                                     $ 149.3        $ 154.0        $ 463.4        $ 377.9
                                                         =======        =======        =======        =======
         OPERATING PROFIT:
         -----------------
         North America                                   $  10.4        $  20.4        $ 37.8         $ 34.1
         Europe and Africa                                   4.3            3.6          13.5           10.1
         Rest of World                                       3.7            2.7           9.7            4.7
                                                             ---            ---           ---            ---
         Total Operating Profit                          $  18.4        $  26.7        $ 61.0         $ 48.9
                                                         =======        =======        ======         ======

        Geographic segment operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of geographic segment operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                           Three Months Ended             Nine Months Ended
                                                      -----------------------------  -----------------------------

                                                      September 29,   September 30,  September 29,   September 30,
                                                      -------------   -------------  -------------   -------------
                                                          2001            2000          2001            2000
                                                          ----            ----          ----            ----
         RECONCILIATION:
         ---------------
         Geographic segment operating profit             $  18.4        $  26.7        $ 61.0          $  48.9
         Amortization expense                               (5.7)          (5.7)        (17.2)           (12.8)
         Acquired in-process research and development          -              -             -            (37.8)
         Restructuring and other charges                       -              -             -            (11.1)
         Other expenses and corporate charges               (0.6)          (2.3)         (2.9)            (8.1)
                                                         -------        -------        ------          -------
         Operating income per Statement of Operations    $  12.1        $  18.7        $ 40.9          $ (20.9)
                                                         =======        =======        ======          =======

                                                           September 29, 2001            December 31, 2000
                                                           ------------------            -----------------
         TOTAL ASSETS:
         -------------
         North America                                         $ 498.6                         $ 506.7
         Europe and Africa                                        92.3                            86.1
         Rest of World                                            37.9                            40.2
                                                                  ----                            ----
         Total Assets                                          $ 628.8                         $ 633.0
                                                               =======                         =======



        The following table presents business group information on a global reporting basis.

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 29,   September 30,   September 29,   September 30,
                                                      -------------   -------------   -------------   -------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----
         SALES:
         ------
         Security and Lifesafety                         $  95.5        $   97.2         $ 291.3         $ 236.4
         Enterprise Technologies                            37.1            33.5           109.7            92.3
         Key Management                                     16.7            23.3            62.4            49.2
                                                            ----            ----            ----            ----
         Total Sales                                     $ 149.3        $  154.0         $ 463.4         $ 377.9
                                                         =======        ========         =======         =======
         OPERATING PROFIT:
         -----------------
         Security and Lifesafety                         $  15.1        $   16.7         $  43.8         $  31.4
         Enterprise Technologies                             3.6             3.3            11.9             7.8
         Key Management                                      1.1             7.3             9.4            12.1
                                                             ---             ---             ---            ----
         Business Group Operating Profit                 $  19.8        $   27.3         $  65.1         $  51.3
                                                         =======        ========         =======         =======

        Business group operating profit does not include charges for restructuring, amortization expense and corporate charges. A reconciliation of business group operating profit to operating income reported in the consolidated statements of operations is as follows:

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 29,   September 30,   September 29,   September 30,
                                                      -------------   -------------   -------------   -------------
                                                           2001            2000            2001            2000
         RECONCILIATION:
         ---------------
         Business group operating profit                 $  19.8        $   27.3         $  65.1         $  51.3
         Amortization expense                               (5.7)           (5.7)          (17.2)          (12.8)
         Acquired in-process research and development          -               -               -           (37.8)
         Restructuring and other charges                       -               -               -           (11.1)
         Other expenses and corporate charges               (2.0)           (2.9)           (7.0)          (10.5)
                                                         -------        --------         -------         -------
         Operating income per Statement of Operations    $  12.1        $   18.7         $  40.9         $ (20.9)
                                                         =======        ========         =======         =======


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

        At September 29, 2001, the notional amount of the contracts in place was $30.0 million, which were effective as of December 31, 1998, and mature in 2005. The Company will receive variable rate payments (equal to the three month LIBOR rate) from the third parties and is obligated to pay fixed interest rate payments (weighted average rate equal to 5.862%) to the third parties during the term of the contracts. The net unrealized loss, which equals the fair values, net of tax, on the interest rate swaps at September 29, 2001 was $0.5 million, and was included in accrued expenses in the Company's balance sheet and recorded as other comprehensive loss in the statement of stockholders' equity.

        The net gain or loss during the nine months ended September 29, 2001 related to the ineffective portion of the interest rate swap agreements was not material. The Company did not discontinue any hedges.

        Foreign Currency Contracts

        It is the purpose of the Company's foreign exchange risk management policy to minimize its cash flow exposure to adverse changes in currency and exchange rates. This is accomplished by identifying and evaluating the risk that the Company's cash flows will decline in value due to changes in foreign currency exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company's objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. Forward exchange contracts are designated as a hedge at inception when there is a direct relationship to the exchange risk associated with the Company's cash flow. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes relating all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes of the hedged item. As the terms of the forward exchange contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of other comprehensive income. Contract effectiveness is calculated by comparing the intrinsic value of the effective portion of changes in fair value accumulated in other comprehensive income. Ineffectiveness in the nine months ended September 29, 2001 was not significant. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

        As of September 29, 2001, the Company had outstanding foreign exchange contracts with notional amounts totaling approximately $5.6 million. The year to date net unrealized loss, net of tax, on foreign exchange contracts at September 29, 2001 was $30,000, and was included in accrued expenses in the Company's balance sheet. This amount was recorded as other comprehensive income in the statement of stockholders' equity.

9.      RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In August 2001, the Financial Accounting Standards Board released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting SFAS No. 144 effective January 1, 2002, and management does not expect the adoption to have a material impact on the Company's financial position and results of operations.

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

        UNAUDITED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

        The following tables illustrate results of operations for the periods indicated and the percentages for which certain items of income and expense relate to net sales:

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 29,   September 30,   September 29,   September 30,
                                                      -------------   -------------   -------------   -------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----
         Revenues  ................................      $ 149.3        $  154.0         $ 463.4         $ 377.9
                                                         -------        --------         -------         -------
         Gross profit  ............................         62.7            66.2           197.6           157.1
         Selling, general and administrative  .....         39.4            35.8           121.3            99.3
         Research and development  ................          5.5             6.0            18.2            17.0
         Amortization of intangibles  .............          5.7             5.7            17.2            12.8
         Acquired in-process research and development          -               -               -            37.8
         Restructuring and other charges  .........            -               -               -            11.1
                                                         -------        --------         -------         -------
         Operating income (loss)...................         12.1            18.7            40.9           (20.9)
                                                         -------        --------         -------         -------
         Interest expense, net  ...................          3.7             4.7            12.6             9.4
         Other (Income) expense, net  .............         (0.3)            0.9             1.1            (1.2)
                                                         -------        --------         -------         -------
         Income (loss) before taxes................          8.7            13.1            27.2           (29.1)
         Income tax provision   ...................          4.0             6.6            12.6             8.0
                                                         -------        --------         -------         -------
         Net income (loss)  .......................      $   4.7        $    6.5         $  14.6         $ (37.1)
                                                         =======        ========         =======         =======

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 29,   September 30,   September 29,   September 30,
                                                      -------------   -------------   -------------   -------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----
         Revenues  ................................       100.0%          100.0%          100.0%          100.0%
                                                         -------        --------         -------         -------
         Gross profit  ............................        42.0%           43.0%           42.6%           41.6%
         Selling, general and administrative  .....        26.4%           23.2%           26.2%           26.3%
         Research and development  ................         3.7%            3.9%            3.9%            4.5%
         Amortization of intangibles  .............         3.8%            3.7%            3.7%            3.4%
         Acquired in-process research and development         -               -               -            10.0%
         Restructuring and other charges  .........           -               -               -             2.9%
                                                         -------        --------         -------         -------
         Operating income (loss) ..................         8.1%           12.2%            8.8%           (5.5%)
                                                         -------        --------         -------         -------
         Interest expense, net  ...................         2.5%            3.1%            2.7%            2.5%
         Other (Income) expense, net  .............        (0.2%)           0.6%            0.2%           (0.3%)
                                                         -------        --------         -------         -------
         Income (loss) before taxes................         5.8%            8.5%            5.9%           (7.7%)
         Income tax provision......................         2.7%            4.3%            2.7%            2.1%
                                                         -------        --------         -------         -------
         Net income (loss) ........................         3.1%            4.2%            3.2%           (9.8%)
                                                         =======        ========         =======         =======

        THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

        Revenues. Revenues decreased from $154.0 million for the three months ended September 30, 2000 to $149.3 million for the three months ended September 29, 2001, which represents an decrease of $4.7 million, or 3.1%. Revenues increased from $377.9 million for the nine months ended September 30, 2000 to $463.4 million for the nine months ended September 29, 2001, which represents an increase of $85.5 million, or 22.6%. Revenues were adversely impacted in the third quarter due to the key management product group internally financing its Supra Advantage Express III (AEIII) products through operating leases with customers. The relationship with its previous third-party financing provider ceased because the provider had reached its internal loan concentration limits. The impact of this change was a deferral of $6.4 million in revenues that would have been recognized had third-party financing been available under terms similar to the previous agreement. Revenues from internally financed sales are being recognized ratably over the lease period. Revenue growth of $3.6 million in the quarter for the enterprise technology group was driven by demand for the digital video product offering.

        The increase in revenues for the nine-month period is due in part to the inclusion of ITI for 2001, as compared to only partial inclusion in 2000 due to the merger on May 2. ITI revenues were $102.7 million for the nine months ended September 29, 2001 compared to $57.2 million for the partial period in 2000. Excluding the impact of incremental ITI sales, total revenues increased by 10.6% over the nine months ended September 30, 2000. This increase is net of the adverse impact for exchange rate translation adjustments of $ 6.3 million for the nine-month period.

        Excluding incremental sales due to the inclusion of ITI, revenues for the security and lifesafety group increased $9.4 million or 4.0% for the nine months ended September 29, 2001. Contributing to the sales increase for this group was revenue growth in Europe and Africa with growth of 15.1% excluding exchange rate fluctuations. In addition, during the first quarter of 2000, revenues were constrained in the United States by an inventory reduction program by a major distributor. Sales within the key management business group increased $13.2 million or 26.8% over the nine months ended September 20, 2000. This growth resulted primarily from incremental business in the real estate market generated from the Supra Advantage Express III product offering. Shipments for this product line started in the third quarter of 2000. The digital video product line was the primary contributor to the increase in enterprise technology revenues by $17.4 million or 18.9%, over the nine months ended September 30, 2000. This growth was due to increased volumes resulting from acceptance of digital video surveillance products. Contracts received from city transit systems for digital video recorder products also supported increased sales. During the nine months ended September 29, 2001 this group received $8.5 million in orders from transit systems in Chicago and New Orleans.

        Gross Profit. As a percentage of revenues, gross profit was 42.0% for the three months ended September 29, 2001 versus 43.0% for the three months ended September 30, 2000. As a percentage of revenues, gross profit was 42.6% for the nine months ended September 29, 2001 versus 41.6% for the nine months ended September 30, 2000. Gross profit margins declined in the current quarter due to the key management products group internally financing sales of AEIII products. The impact of this change was a decrease in gross profit of $3.6 million. Gross profit as a percentage of revenues for the three and nine months ended September 29, 2001 would have been 42.7% and 42.9%, respectively, had third party financing been available. Also contributing to the decline in gross profit during the current quarter over the same quarter in 2000 was a decrease in sales related to the access control business relative to its fixed cost base.

        Merger related inventory adjustments of $5.3 million during the nine months ended September 30, 2000 resulted in a lower gross profit percentage for the 2000 periods.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $35.8 million for the three months ended September 30, 2000 to $39.4 million for the three months ended September 29, 2001 which represents an increase of $3.6 million or 10.1%. As a percentage of sales, selling, general and administrative expenses were 26.4% for the three months ended September 29, 2001 versus 23.2% for the comparable period in 2000. Selling, general and administrative expenses increased from $99.3 million for the nine months ended September 30, 2000 to $121.3 million for the nine months ended September 29, 2001 which represents an increase of $22.0 million or 22.2%. As a percentage of sales, selling, general and administrative expenses were 26.2% for the nine months ended September 29, 2001 versus 26.3% for the comparable period in 2000. The inclusion of ITI during the first half of the year contributed $9.1 million of incremental expense during the nine months ended September 29, 2001. Other increases in selling, general and administrative expenses are primarily related to infrastructure investments made in the enterprise technologies and key management businesses. Revenue growth for these groups was $30.6 million, or 21.6% of sales for the nine-month period. Incremental infrastructure expenditures supporting the growth of the digital video product offering were $4.2 million for the nine months. Also included in 2001 spending were costs related to establishing and staffing a corporate office in Austin, Texas.

        Research and Development Expenses. Research and development expenses decreased from $6.0 million for the three months ended September 30, 2000 to $5.5 million for the three months ended September 29, 2001 which represents an decrease of $0.5 million, or 8.3%. As a percentage of sales, research and development expenses were 3.7% for the three months ended September 29, 2001 versus 3.9% for the three months ended September 30, 2000. Research and development expenses increased from $17.0 million for the nine months ended September 30, 2000 to $18.2 million for the nine months ended September 29, 2001 which represents an increase of $1.2 million, or 7.1%. As a percentage of sales, research and development expenses were 3.9% for the nine months ended September 29, 2001 versus 4.5% for the nine months ended September 30, 2000. Synergies resulting from the elimination of duplicate development activities in the intrusion control panel program for the security and lifesafety group as a result of the Merger, contributed to the reduction in spending. These synergies contributed to improvements in research and development expenses as a percentage of sales for both the three and nine-month periods ended September 29, 2001 over comparable periods in the prior year. Increased research and development expenses during the nine months ended September 29, 2001 were due to the inclusion of ITI, which contributed $1.4 million of incremental expense over the prior comparable period. Engineering investments made in 2001 in the enterprise technologies business included investments in developing the next generation integrated platform for access control systems and digital video recording systems.

        Amortization of Intangible Assets. The amortization of intangible assets was $5.7 million for both the three months ended September 29, 2001 and September 30, 2000. The amortization of intangible assets increased from $12.8 million for the nine months ended September 30, 2000 to $17.2 million for the nine months ended September 29, 2001, which represents an increase of $4.4 million or 34.4%. The increase in amortization of intangible assets for the nine-month period is due to the addition of approximately $222.6 million of intangible assets, including goodwill, as a result of the Merger. The identifiable intangible assets include technology, patents, trademarks, and other intangible property and are being amortized over their estimated useful lives ranging from 7 to 20 years.

        Interest Expense, Net. Net interest expense decreased from $4.7 million for the three months ended September 30, 2000 to $3.7 million for the three months ended September 29, 2001, which represents a decrease of $1.0 million or 21.3%. Net interest expense increased from $9.4 million for the nine months ended September 30, 2000 to $12.6 million for the nine months ended September 29, 2001, which represents an increase of $3.2 million or 34.0%. The decrease in interest expense in the current quarter as compared to the third quarter of 2000 is a result of a lower average debt balance of approximately $26.0 million for the quarter ended September 29, 2001 and a decline in interest rates. The net increase in interest expense in the nine-month period as compared to the same period last year is due to increased borrowings of $173.0 million during the second quarter 2000. These funds were used to finance the incremental debt associated with the Merger.

        Other (Income) Expense, Net. Other income, net of other expense was $0.3 million for the three months ended September 29, 2001 compared to other expense, net of other income of $0.9 million for the three months ended September 30, 2000. The results for the current quarter include currency exchange gains of approximately $0.8 million as compared to currency exchange losses of $1.0 million in the comparable quarter of the prior year. Other expense, net of other income was $1.1 million for the nine months ended September 29, 2001 compared to other income, net of other expense of $1.2 million for the nine months ended September 30, 2000. Contributing to other net income for the nine months ended September 30, 2000 was the settlement of a patent infringement lawsuit in the amount of $2.5 million.

        Income Tax Provision. Income taxes decreased from $6.6 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 29, 2001, which represents an decrease of $2.6 million. The effective tax rate was 46.0% for the three months ended September 29, 2001, compared to an effective tax rate of 50.4% for the three months ended September 30, 2000. Income tax expense increased from $8.0 million for the nine months ended September 30, 2000 to $12.6 million for the nine months ended September 29, 2001, which represents an increase of $4.6 million. The effective tax rate was 46.3% for the nine months ended September 29, 2001, compared to an effective tax rate of (27.5%) for the nine months ended September 30, 2000. The effective tax rate in 2000 was affected by the increase in non-deductible charges for goodwill, non-deductible restructuring charges and the write-off of the acquired research and development related to the Merger. Generally, the Company's effective tax rate differs from the statutory rate on ordinary income due to different tax rates applicable to foreign income, amortization of non-deductible goodwill, state income taxes and recognition of tax credits.

        SEGMENT INFORMATION (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 29,   September 30,   September 29,   September 30,
                                                      -------------   -------------   -------------   -------------
                                                           2001            2000            2001            2000
         SALES:
         ------
         North America                                   $  94.6        $  102.8         $ 299.6         $ 236.1
         Europe, and Africa                                 41.2            38.3           123.8           113.0
         Rest of World                                      13.5            12.9            40.0            28.8
                                                         -------        --------         -------         -------
         Total Sales                                     $ 149.3        $  154.0         $ 463.4         $ 377.9
                                                         =======        ========         =======         =======

         OPERATING PROFIT:
         -----------------
         North America                                   $  10.4        $   20.4         $  37.8         $  34.1
         Europe, and Africa                                  4.3             3.6            13.5            10.1
         Rest of World                                       3.7             2.7             9.7             4.7
                                                         -------        --------         -------         -------
         Total Operating Profit                          $  18.4        $   26.7         $  61.0         $  48.9
                                                         =======        ========         =======         =======


        Segment operating profit does not include amortization expense, restructuring charges, and certain corporate charges. A reconciliation of segment operating profit to operating income as presented in the financial statements can be found in Note 7 to the consolidated financial statements.

        Sales. Net customer sales for North America decreased from $102.8 million for the quarter ended September 30, 2000 to $94.6 million for the quarter ended September 29, 2001, a decrease of $8.2 million or 8.0%. The impact of internally financing the AEIII product offering on revenues was $6.4 million during the current period. For the nine months ended September 29, 2001 sales increased from $236.1 million to $299.6 million over the comparable period in 2000, which represents an increase of $63.5 million or 26.9%. The increase is partially due to $45.5 million of incremental sales resulting from the inclusion of ITI. Additionally, increases were a result of growth of $30.6 million within the key management and enterprise technologies groups. Sales of digital video and recorder products under the Kalatel brand increased $19.2 million over the same nine-month period in 2000. The success of the Supra

        Advantage Express III platform provided the key management business group with incremental sales of $16.9 million for the nine months ended September 29, 2001. This product line was introduced to the market in the third quarter of 2000.

        Net sales for Europe and Africa for the three months ended September 29, 2001 were $41.2 million as compared to $38.3 million for same period in 2000. Excluding the impact of foreign currency translation adjustments of $0.9 million, sales growth in the third quarter for Europe and Africa would have been 9.9% as compared to 2000. Sales of $123.8 million for the nine months ended September 29, 2001 were $10.8 million, or 9.6% higher than the comparative period for 2000. Sales growth was also supported by the introduction of expanded offerings in the closed circuit television product line.

        Sales for Rest of World were $13.5 million for the quarter ended September 29, 2001 as compared to $12.9 million for the quarter ended September 30, 2000. For the nine months ended September 29, 2001 sales were $40.0 versus $28.8 million for the comparable period in 2000. The inclusion of incremental ITI sales into this region during the current nine-month period accounts for the increase. Growth has been limited in part due to an economic downturn, particularly in the Australian marketplace.

        Operating Profit. For the three and nine months ended September 29, 2001 operating profit for North America was $10.4 million and $37.8 million, or $11.0% and 12.6% of sales, respectively. This compares with $20.4 million and $34.1 million, or 19.8% and 14.4% of sales, for the three and nine months ended September 30, 2000, respectively. Contributing to the decline in profit as a percent of sales in the current quarter was a change in the key management business as a result of the group internally financing its AEIII product offering. Operating profit would have been approximately $3.6 million higher had third-party financing been available under terms similar to the previous program. Excluding the impact of internally financing the AEIII product offering in the current quarter, there were improvements in relative operating profit margins during the nine months that can be attributed to higher profits associated with the wireless ITI product offering and the introduction of the AEIII product line. Synergies realized from the Merger in the areas of global procurement initiatives and merger related expense savings contributed to improved operating income ratios. The additional volumes over the prior year supported increased leverage of the fixed cost base of the North American operation.

        Operating profit for Europe and Africa for the three and nine months ended September 29, 2001 was $4.3 million and $13.5 million, or 10.4% and 10.9% of sales, respectively. This performance was an improvement from the 9.4% and 8.9% operating profit ratios to sales in three and nine months ended September 30, 2000, respectively. The impact of the strengthening U.S. dollar on U.S. sourced products adversely impacted operating profit by approximately $1.7 million for the current year to date period.

        Operating profit in Rest of World for the three and nine months ended September 29, 2001 was $3.7 million and $9.7 million, respectively, as compared to $2.7 million and $4.7 million, respectively, for the comparable periods in 2000. ITI's incremental contribution to operating profit in this geographic region accounted for most of the increase during the nine-month period as compared to the prior year.

        LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

        Cash flow from operations, supplemented with proceeds from debt financing, historically has provided funding for the Company's capital spending and acquisition objectives. Cash flow from operations and financing activities are expected to meet the Company's currently anticipated resource requirements.

        CAPITAL EXPENDITURES

        Capital expenditures for the nine months ended September 29, 2001 were $17.0 million versus $14.6 million for the nine months ended September 30, 2000. During 2001, the Company has continued to invest in a common information technology platform to both encompass worldwide operations and provide the capability to undertake electronic commerce activities.

        FINANCING AND CAPITAL STRUCTURE

        Effective with the merger transaction described in Note 1, the Company entered into a five year $325.0 million senior, first priority, secured facility composed of a multi-currency revolving facility in the amount of $225.0 million and a term facility in the amount of $100.0 million. At September 29, 2001, the Company had $65.0 million available to borrow under the revolving facility, and had repaid $10.0 million of its $100.0 million term facility. The credit facility also includes up to $17.0 million for letters of credit of which $3.6 million are unused at September 29, 2001.

        The credit facilities bear interest, at the discretion of Interlogix, at either (a) the greater of the prime rate, or the federal funds effective rate plus 0.5%, or (b) Libor plus, a margin of 0.25% to 1.75% based on the Company's leverage ratio. Commitment fees ranging from 0.25% to 0.375% depending on the Company's leverage ratio, are payable on the undrawn portion of the revolving facility. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains affirmative covenants including the maintenance of certain financial ratios as defined in the agreement. As of September 29, 2001, the Company was in compliance with all covenants.

        WORKING CAPITAL

        Working capital, excluding cash, at September 29, 2001 was $114.7 million compared to $112.6 million at December 31, 2000, an increase of $2.1 million. The increase in working capital is due primarily to reductions in accounts payable and accrued expenses offset by increases in short term debt maturities.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        On July 23, 2001 the Financial Accounting Standards Board released for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations subsequent to September 29, 2001 to be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the Financial Accounting Standards Board released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121. for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting SFAS No. 144 effective January 1, 2002, and management does not expect the adoption to have a material impact on the Company's financial position and results of operation.

        KEY MANAGEMENT OUTLOOK

        The Company's Supra Division has historically arranged for its real estate customers to finance product purchases through leases from a third party financial institution. This financial institution has advised the Company that internal loan concentration limits will not permit it to continue to finance these leases. The Company is actively negotiating with alternative sources of customer financing, but it is unclear when the Company will reach an agreement. The Company has not reached a commitment for the alternative financing as of this date.

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

        Interest Rate Risk

        The Company's debt portfolio, including interest rate swap agreements, as of September 29, 2001, is composed of revolving and term debt denominated in U.S. dollars. Substantially all of the Company's debt was variable-rate at September 29, 2001, however $30.0 million of this debt was effectively fixed at 5.862% with an interest rate swap. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. Based on the variable-rate debt included in the Company's debt portfolio as of September 29, 2001, a 100 basis point increase in interest rates would result in an additional $1.8 million in interest incurred per year. A 100 basis point decline would lower interest incurred by $1.8 million.

        Foreign Currency Exchange Rate Risk

        The primary currencies for which the Company has foreign currency exchange rate exposure are the U.S. dollar versus the Euro, Irish pound, Dutch guilder, French franc, Australian dollar and German mark. Foreign currency debt and foreign exchange forward contracts are occasionally used in countries where the Company does business, thereby reducing the Company's net asset exposure. Foreign exchange forward and option contracts are used on occasion to hedge the Company's firm and highly anticipated foreign currency cash flows. As of September 29, 2001, the Company was a party to foreign currency hedging instruments with notional amounts totaling approximately $5.6 million.

        PART II OTHER INFORMATION



        ITEM 1. LEGAL PROCEEDINGS

                From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. In September 2001, the Company was served with a complaint in a lawsuit filed in the Northern District Court of Illinois on August 10, 2001 by The Chamberlain Group, Inc., a manufacturer of garage door openers. The Chamberlain Group alleges that the Company's manufacture and sale of wireless security systems infringes two of The Chamberlain Group's patents. The Chamberlain Group is seeking money damages and injunctive relief. The Company is currently investigating The Chamberlain Group's claims, but is unable to assess the likelihood of whether The Chamberlain Group will be successful based on the merits of its claims or the potential impact any injunctive relief or damages that may be awarded to The Chamberlain Group could have on the Company and its business. The Company believes that it has a number of valid defenses to The Chamberlain Group's claims, and it intends to vigorously contest the action. Currently, the Company's management is of the opinion that the ultimate disposition of these claims should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.



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

                                     INTERLOGIX, INC.


                                     By:  /s/        Kenneth L. Boyda
                                          --------------------------------------
                                                    Kenneth L. Boyda
                                          President and Chief Executive Officer
                                          (principal executive officer)

                                     By:  /s/        John R. Logan
                                          --------------------------------------
                                                    John R. Logan
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial and accounting
                                          officer)


                                     DATED: NOVEMBER 9, 2001
                                            ----------------